Form 10-Q
period 2010-12-31
E-Band Media, Inc.
filed 2011-02-15
CIK 1501162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File No. 000-54117

E-Band Media, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-2951584
(State or Other Jurisdiction Of Incorporation or Organization)	(I.R.S. Employer Identification Number)

No.5 West Section, Xidajie Street, Xinmi City, Henan Province, P.R. China	452370
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 86-371- 69999012

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒                                 No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐                                 No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                 No ☒

As of February 9, 2011, there were  11,150,000 outstanding shares of the registrant’s common stock.

E-BAND MEDIA, INC.

FORM 10-Q INDEX

PART I – FINANCIAL INFORMATION
Item 1.

E-BAND MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2010	June 30, 2010
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:	$-	$-
Total Current Assets	-	-

Total Liabilities	-	-

Stockholders' Deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding as of Dec 31 and June 30, 2010	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 11,150,000 issued and outstanding as of Dec 31 and June 30, 2010	$1,115	$1,115
Paid in capital	-	-
Deficit accumulated during development stage	(1,115)	(1,115)

Total Stockholders' Deficit	-	-

Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these  financial statements.

E-BAND MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31,		For the Six Months Ended December 31,		For the Period from April 29, 2010 (Inception) to December 31,
	2010	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$-

Operating Expenses
General and administrative expenses	-	-	-	-	1,115
	-	-	-	-

Total Operating Expenses	-	-	-	-	1,115

Net Loss	$-	$-	$-	$-	$(1,115)

Net Loss per share - Basic	$-	$-	$-	$-	$(0.000)

Weighted Average Shares Outstanding
- Basic	-	-	-	-	11,150,000

Net Loss per share - Diluted	$-	$-	$-	$-	$(0.000)

Weighted Average Shares Outstanding
- Diluted	-	-	-	-	16,150,000

The accompanying notes are an integral part of these financial statements.

E-BAND MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Par Value	Capital	Stage	Deficit

Common Shares issued per Court order April 29, 2010 (inception)	1,085,000	$108	$-	$-	$108

Common shares issued to offier in private placement, April 29, 2010	10,065,000	1,007	-	-	1,007

Net loss for the fiscal year ended June 30, 2010	-	-	-	(1,115)	(1,115)

Balance, June 30, 2010 ( Audited)	11,150,000	1,115	-	(1,115)	-

Net loss for the period ended December 31, 2010	-	-	-	-	-

Balance, December 31, 2010 (Unaudited)	11,150,000	1,115	-	(1,115)	-

The accompanying notes are an integral part of these financial statements.

E-BAND MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

For the Period from
April 29, 2010
(Inception)
	For the Six Months Ended December 31,		to December 31,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$-	$-	$(1,115)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock issued for service	-		1,115
Changes in working capital	-	-	-

Net cash used in operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash provided by financing activities	-	-	-

NET INCREASE IN CASH	-	-	-

CASH - beginning of period	-	-	-

CASH - end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to founder for services rendered	$-	$-	$1,115

The accompanying notes are an integral part of these  financial statements.

E-BAND MEDIA, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2010
(Unaudited)

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

The Company has limited operations and in accordance with SFAS 7, is considered a development stage company, and has had no revenues from operations to date. The Company has not commenced significant operations and, in accordance with ASC Topic 915, the Company is considered a development stage company.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   BASIS OF ACCOUNTING

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a June 30 year-end.

b.   BASIC EARNINGS PER SHARE

The Company computes net income (loss) per share in accordance with the FASB Accounting Standards Codification (“ASC”). The ASC specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.

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

COMMON STOCK:  As of December 31, 2010, there were a total of 11,150,000 common shares issued and outstanding.

The Company’s first issuance of common stock, totaling 1,085,000 shares, took place on April 29, 2010 pursuant to the Chapter 11 Plan of Reorganization confirmed by the U.S. Bankruptcy Court in the matter of AP Corporate Services, Inc. (“AP”). The Court ordered the distribution of shares in E-Band Media, Inc. to all general unsecured creditors of AP, with these creditors to receive their pro rata share (according to amount of debt held) of a pool of 80,000 shares in the Company. The Court also ordered the distribution of shares in the Company to all shareholders of AP, with these shareholders to receive their pro rata share (according to number of shares held) of a pool of 5,000 shares in the Company. The Court also ordered the distribution of shares in the Company to all administrative creditors of AP, with these creditors to receive one share of common stock in the Company for each $0.10 of AP’s administrative debt which they held.

The Court also ordered the distribution of warrants in the Company to all administrative creditors of AP, with these creditors to receive five warrants in the Company for each $0.10 of AP’s administrative debt which they held. These creditors received an aggregate of 5,000,000 warrants consisting of 1,000,000 “A Warrants” each convertible into one share of common stock at an exercise price of $1.00; 1,000,000 “B Warrants” each convertible into one share of common stock at an exercise price of $2.00; 1,000,000 “C Warrants” each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 “D Warrants” each convertible into one share of common stock at an exercise price of $4.00; and 1,000,000 “E Warrants” each convertible into one share of common stock at an exercise price of $5.00. All warrants are exercisable at any time prior to January 4, 2014. This warrant distribution also took place on April 29, 2010.

Also on April 29, 2010 the Company issued a total of 10,065,000 common shares in a private placement. The shares were issued for services and costs advanced at par value, which is $0.0001 per share.

As a result of these issuances there were a total 11,150,000 common shares issued and outstanding, and a total of 5,000,000 warrants to acquire common shares issued and outstanding, at December 31, 2010.

PREFERRED STOCK:  The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of December 31, 2010 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

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

NOTE 7. WARRANTS AND OPTIONS

On April 29, 2010 (inception), the Company issued 5,000,000 warrants exercisable into 5,000,000 shares of the Company’s common stock. These warrants were issued per order of the U.S. Bankruptcy Court in the matter of AP Corporate Services, Inc. (“AP”) to the administrative creditors of AP. These creditors received an aggregate of 5,000,000 warrants consisting of 1,000,000 “A Warrants” each convertible into one share of common stock at an exercise price of $1.00; 1,000,000 “B Warrants” each convertible into one share of common stock at an exercise price of $2.00; 1,000,000 “C Warrants” each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 “D Warrants” each convertible into one share of common stock at an exercise price of $4.00; and 1,000,000 “E Warrants” each convertible into one share of common stock at an exercise price of $5.00. All warrants are exercisable at any time prior to January 4, 2014. As of the date of this report, no warrants have been exercised.

The fair value of these warrants was estimated at the date of the Company’s inception, April 29, 2010, which was also the date of the grant, using the Black-Scholes Option Pricing Model with current value of the stock at $0.0001 (par value) since there is no market for the stock at the time; dividend yield of 0%; risk-free interest rate of 2.49% (5 year Treasury Note rate at the issue date); and expiration date of 3.69 years. Since the stock does not trade, and since its par value is $0.0001,the fair value of the warrants came out to be zero.

NOTE 8. COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose during the period ended December 31, 2010.

NOTE 9.  SUBSEQUENT EVENTS

On February 11, 2011, the Company entered and closed a  Share Exchange Agreement (“Share Exchange Agreement”), with certain  shareholders and warrant holders, Dean Konstantine, Muzeyyen Balaban, Bernieta Masters, and Linda Masters, and with China Green Refractories Limited ("China Green"), a BVI corporation, and its shareholders, New-Source Group Limited, a BVI company, High-Sky Assets Management Limited, a BVI company, Joint Rise Investments Limited, a BVI company, Giant Harvest Investment Limited, a BVI company, and Mr. QIAN Yun Ting  (collectively the “China Green Shareholders”), pursuant to which E-Band Media acquired 100% of the issued and outstanding capital stock of  China Green in exchange for 19,220 shares of the Company's Series A Convertible Preferred Stock ("Series A Preferred Stock"). Pursuant to the terms of the Share Exchange Agreement, the Company will effect a 1-for-14.375 reverse stock split ("Reverse Split") of its outstanding common stock. In addition, pursuant to the Share Exchange Agreement, the China Green Shareholders acquired all 10,000,000 shares of the Company's common stock from Dean Konstantine ("Controlled Shares") and all outstanding warrants of the Company from Muzeyyen Balaban, Bernieta Masters, and Linda Masters (“Warrants”) for an aggregate purchase price of $250,000 and 100 shares of Series A Preferred Stock held by China Green Shareholders.  The Warrants were cancelled by the China Green Shareholders pursuant to the Share Exchange Agreement. As a result of the Share Exchange Agreement, the China Green Shareholders will own 98% of our issued and outstanding common stock on an as-converted common stock basis as of and immediately after the effectiveness of the Reverse Split as contemplated by the Share Exchange Agreement.

As a result the share exchange, (i) we indirectly control though subsidiaries, Annec, which is engaged in the business of design, manufacturing of and selling of medium and high level refractory materials for top combustion type, internal combustion type, and external combustion type hot blast stoves,  and (ii) through our variable interest entity (“VIE”), Beijing Annec, we provide turnkey service for large hot blast stove projects, integrating the structural design, equipment purchase, construction, refractory production/sale and after-sale service  of hot blast stoves.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

              The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appearing this Form 10-Q. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to any differences are discussed in “Risk Factors” and elsewhere in the Company’s Form 8-K filed with the Securities and Exchange Commission (“SEC”) on February 14, 2011 and  in  our  other filings with the SEC.

Business and Plan of Operations

               E-Band Media, Inc. (the "Company"), was incorporated on April 29, 2010 under the laws of the State of Delaware. The Company was established as part of the Chapter 11 reorganization of AP Corporate Services, Inc. ("AP"). Under AP's  Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Central District of California, the Company was incorporated to: (1) receive and own any interest, if any, which AP had in the development of an online medical chat/advise website; and (2) issue shares of its common stock to AP's general unsecured creditors, to its administrative creditors, and to its shareholders in order to enhance their opportunity to recover from the bankruptcy estate.

               E-Band Media, Inc. was organized to establish a medical advise website. We originally planned to utilize nurses in the Philippines to provide answers to medical questions posed by the sites users. Our objective was to develop a position as a provider of Web based medical questions and answers. We subsequently determined that other, better capitalized companies had established a foothold in this market and that we would not be able to compete with them. We therefore determined to seek a merger or acquisition with an operating business seeking the benefits of being a reporting issuer. As of December 31,  2010 we had no assets, no revenues, and no sales.

As further described in the Form 8-K filed with the SEC on February 14, 2011, on February 11, 2011, we entered and closed a  Share Exchange Agreement (“Share Exchange Agreement”), with certain  shareholders and warrant holders, Dean Konstantine, Muzeyyen Balaban, Bernieta Masters, and Linda Masters, and with China Green Refractories Limited, a BVI corporation (“China Green”), and its shareholders, New-Source Group Limited, a BVI company, High-Sky Assets Management Limited, a BVI company, Joint Rise Investments Limited, a BVI company, Giant Harvest Investment Limited, a BVI company, and Mr. QIAN Yun Ting  (collectively the “China Green Shareholders”), pursuant to which the Company  acquired 100% of the issued and outstanding capital stock of  China Green in exchange for 19,220 shares of the Company’s Series A Convertible Preferred Stock ("Series A Preferred Stock"). Pursuant to the terms of the Share Exchange Agreement, Company  will effect a 1-for-14.375 reverse stock split ("Reverse Split") of its outstanding common stock. In addition, pursuant to the Share Exchange Agreement, the China Green Shareholders acquired all 10,000,000 shares of Company’s common stock from Dean Konstantine ("Controlled Shares") and all outstanding warrants of  Company from Muzeyyen Balaban, Bernieta Masters, and Linda Masters (“Warrants”) for an aggregate purchase price of $250,000 and 100 shares of Series A Preferred Stock held by China Green Shareholders.  The Warrants were cancelled by the China Green Shareholders pursuant to the Share Exchange Agreement. As a result of the Share Exchange Agreement, the China Green Shareholders will own 98% of our issued and outstanding common stock on an as-converted common stock basis as of and immediately after the effectiveness of the Reverse Split as contemplated by the Share Exchange Agreement.

As a  result the share exchange, (i) we now indirectly control through subsidiaries, Annec, which is engaged in the business of design, manufacturing of and selling of medium and high level refractory materials for top combustion type, internal combustion type, and external combustion type hot blast stoves,  and (ii) through our variable interest entity (“VIE”), Beijing Annec, we provide turnkey service for large hot blast stove projects, integrating the structural design, equipment purchase, construction, refractory production/sale and after-sale service  of hot blast stoves.

Results of Operations

              As noted above, the Company was organized in April 2010 and has realized no sales or revenues since inception until the share exchange.   Prior to the share exchange, it conducted no operations other than organization, exploration of the online medical advise market, and preparation and filing of its Form 10 and Form 10-Q for the quarters ended December 31, 2010 and September 30, 2010.

Liquidity and Capital Resources

 At December 31, 2010 and June 30, 2010, we had no cash reserves and no other liquid assets.

As a result of the share exchange, we now have operations and we believe our cash and accounts receivable are adequate to satisfy our working capital needs and sustain our ongoing operations for the remainder of our fiscal year.

However, even if our cash reserves are sufficient to sustain operations, we must raise additional capital by the sale of our securities in order to implement our strategic growth plans which include increasing our product line, promoting our design and engineering services, improving our products, and the potential acquisitions of mines and other refractory companies.

We have had preliminary discussions for additional investments by existing and prospective investors but we have no funding commitments in place at this time and we can give no assurance that such capital will be available on favorable terms, or at all.  Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute or eliminate the interests of our shareholders.

Off-Balance Sheet Arrangements

     At December 31, 2010, we did not  have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

 We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective, and management is required to exercise its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

             Management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

           There have been no material changes in our  internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended December 31, 2010 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

To the best knowledge of management, there are no material legal proceedings pending against the Company.

Item 1A.  Risk Factors

Not Applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits
EXHIBIT INDEX

Exhibit No	Description

31	Certifications under Section 302 of the Sarbanes-Oxley Act.*

32	Certifications under Section 906 of the Sarbanes-Oxley Act.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E-BAND MEDIA, INC.

Date: February 15, 2011	By:	/s/ Li Jiantao
Name: Li Jiantao
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)