Form 10-Q
period 2011-03-31
Annec Green Refractories Corp
filed 2011-05-16
CIK 1501162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File No. 0-54117

ANNEC GREEN REFRACTORIES CORPORATION
 (Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation)	27-2951584 (IRS Employer Identification No.)

No.5 West Section, Xidajie Street, Xinmi City, Henan Province, P.R. China (Address of Principal Executive Offices)	452370 (Zip Code)

86-371- 69999012
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
 Yes ☒                                 No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 Yes ☐                                 No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-3 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐                                 No ☒

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
 Yes  ☒                                 No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 4, 2011, there were 19,995,701 shares of the registrant’s common stock issued and outstanding.

ANNEC GREEN REFRACTORIES CORPORATION

FORM 10-Q INDEX

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States dollars and, unless the context otherwise requires, references to “we,” “us”, “our” and the Company refer to Annec Green Refractories Corporation and its consolidated subsidiaries.

This Quarterly Report contains certain forward-looking statements.  When used in this Quarterly Report, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “project,” “plan” or “continue,” and similar expressions are intended to identify forward-looking statements.  They also include statements containing anticipated business developments, a projection of revenues, earnings or losses, capital expenditures, dividends, capital structure or other financial terms.

The forward-looking statements in this Quarterly Report are based upon management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to them.  These statements are not statements of historical fact.  Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements.  These forward-looking statements are based on our current plans and expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and our future financial condition and results.

ANNEC GREEN REFRACTORIES CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Annec Green Refractories Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2011	2010 (1)
ASSETS
Current assets:
Cash	$284,026	$1,504,971
Restricted cash	2,926,104	4,425,167
Bank notes receivable	724,416	1,056,569
Accounts receivable (net of allowance of $572,793 at March 31, 2011 and December 31, 2010, respectively)	17,245,686	16,130,117
Retentions receivable	5,447,629	4,553,071
Prepaid expenses and deposits	12,380,616	5,604,102
Other receivables	5,491,349	5,420,233
Inventories	29,160,149	25,703,214

Total current assets	73,659,975	64,397,444

Long-term retentions receivable	5,190,506	5,425,110
Deposits for capital expenditure	3,128,803	3,235,272
Plant and equipment, net	12,229,674	12,093,625
Land use rights, net	2,194,767	2,193,823
Long-term investment	152,669	151,722

Total assets	$96,556,394	$87,496,996

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term loans	$8,070,106	$8,475,193
Bank notes payable	3,816,736	5,310,272
Accounts payable and accrued expenses	17,879,001	11,271,228
Advances from customers	27,269,664	23,105,778
Salaries payable	301,149	436,635
Taxes payable	2,058,008	2,535,965
Related party payable	922,734	917,008
Loans payable to employees	1,490,817	2,154,409
Loans payable to other individuals	1,984,703	1,972,387
Other payable	2,590,196	1,918,056

Total current liabilities	66,383,114	58,096,931

Deferred income	2,860,196	2,884,600
Long-term loans	1,122,120	1,189,501

Total liabilities	70,365,430	62,171,032

Commitments and contingencies (Note 12)

Stockholders' equity:
Series A Preferred stock, $0.0001 par value, 20,000,000 shares authorized, zero shares issued and outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized, 19,995,701 issued and outstanding	2,000	2,000
Additional paid in capital	4,046,992	4,046,992
Retained earnings	21,405,035	20,700,451
Accumulated other comprehensive income	736,937	576,521

Total stockholders' equity	26,190,964	25,325,964

Total liabilities and stockholders' equity	$96,556,394	$87,496,996

(1) Derived from the consolidated audited financial statements included in our Current Report filed on Form 8-K(A) with the SEC on May 11, 2011.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Annec Green Refractories Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenues	$13,058,029	$7,972,482

Cost of revenues	7,573,416	5,041,572

Gross profit	5,484,613	2,930,909

Operating expenses:
Selling	2,097,887	1,180,886
General and administrative	1,352,130	1,264,645

Total operating expenses	3,450,017	2,445,532

Income from operations	2,034,596	485,378

Other income (expense), net	(369,874)	(329,547)

Income before provision for income taxes	1,664,722	155,831

Provision for income taxes	261,871	28,123

Net income	$1,402,851	$127,708

Net income per share - basic and dilutive	$0.07	$0.01
Shares used in computing net income per share - basic and dilutive	19,995,701	19,995,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

Annec Green Refractories Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net income	$1,402,851	$127,708
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	335,100	271,379
Loss (gain) on sale of plant and equipment	28,582	-
Change in assets and liabilities:
Accounts receivable, retentions receivable, and long-term retentions receivable	(1,607,296)	12,995,078
Prepaid expenses and deposits	(6,719,772)	(3,992,874)
Other receivables	(37,151)	602,632
Inventories	(3,285,805)	(3,764,875)
Accounts payable and accrued expenses	6,516,302	(754,978)
Advances from customers	4,006,641	(4,407,753)
Salaries payable	(137,767)	(94,682)
Taxes payable	(492,199)	(282,044)
Deferred income	(42,280)	1,671,381
Other payable	658,033	-

Net cash provided by operating activities	625,239	2,370,972

Cash flows from investing activities:
Net proceeds from bank notes receivable	337,657	(1,522,999)
Restricted cash for issuance of bank notes payable	1,521,769	2,346,282
Deposits for capital expenditure	126,262	-
Purchase of plant and equipment	(462,366)	(286,363)
Purchase of land use rights	-	(2,072,729)
Proceeds from sale of plant and equipment	51,059	-

Net cash provided by (used in) investing activities	1,574,381	(1,535,809)

Cash flows from financing activities:
Payments of dividends	(698,267)	(208,203)
Proceeds from loans to related parties, employees, and other individuals, net of payments	(674,860)	1,382,670
Proceeds from issuance of short-term borrowings, net of payments	(1,978,300)	(879,856)
Proceeds from issuance of long-term borrowings, net of payments	(74,567)	-

Net cash (used in) provided by financing activities	(3,425,994)	294,611

Net (decrease) increase in cash	(1,226,374)	1,129,774

Effect of exchange rate changes	5,428	4,331

Cash at beginning of period	1,504,971	1,227,457

Cash at end of period	$284,026	$2,361,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

Annec Green Refractories Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation and Description of the Company

The accompanying unaudited condensed consolidated financial statements of Annec Green Refractories Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information in pursuant to the instructions to Form 10-Q and Article 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Current Report on Form 8-K/A  which was filed with the Securities and Exchange Commission (“SEC”) on May 11, 2011.  The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results for the year ending December 31, 2011 or any other interim period. The accompanying condensed consolidated financial statements include all wholly-owned subsidiaries and all entities over which the Company exercises the power and control to direct activities significantly impacting financial performance. All significant intercompany accounts and transactions have been eliminated in consolidation.

On February 11, 2011, Annec Green Refractories Corporation, formerly E-Band Media, Inc. ("E-Band Media") entered and closed a  Share Exchange Agreement (“Share Exchange Agreement”), with certain stockholders and warrant holders, Dean Konstantine, Muzeyyen Balaban, Bernieta Masters, and Linda Masters, and with China Green Refractories Limited , a BVI corporation ("China Green"),  and its shareholders, New-Source Group Limited, a BVI company, High-Sky Assets Management Limited, a BVI company, Joint Rise Investments Limited, a BVI company, Giant Harvest Investment Limited, a BVI company, and Mr. QIAN Yun Ting (collectively the “China Green Shareholders”), pursuant to which E-Band Media acquired 100% of the issued and outstanding capital stock of  China Green in exchange for 19,220 shares of E-Band Media's Series A Convertible Preferred Stock ("Series A Preferred Stock"). Pursuant to the terms of the Share Exchange Agreement, E-Band Media agreed to affect a 1-for-14.375 reverse stock split ("Reverse Split") of its outstanding common stock. The Reverse Stock Split was affected on April 18, 2011.  In addition, pursuant to the Share Exchange Agreement, the China Green Shareholders acquired all 10,000,000 shares of E-Band Media's common stock from Dean Konstantine ("Controlled Shares") and all outstanding warrants of E-Band Media from Muzeyyen Balaban, Bernieta Masters, and Linda Masters, representing warrants to purchase up to 5,000,000 shares of our common stock (“Warrants”) for an aggregate purchase price of $250,000 and 100 shares of Series A Preferred Stock held by China Green shareholders.  The warrants were cancelled by the China Green shareholders pursuant to the Share Exchange Agreement. As a result of the Share Exchange Agreement, the China Green shareholders will own 98% of our issued and outstanding common stock on an as-converted common stock basis as of and immediately after the effectiveness of the Reverse Split as contemplated by the Share Exchange Agreement.

Annec Green Refractories Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation and Description of the Company, continued

The following unaudited combined condensed consolidated financial statements have been prepared to give effect to the merger of China Green and E-Band Media, Inc., as a reverse acquisition of assets and a recapitalization in accordance with accounting principles generally accepted in the United States.  For accounting purposes, China Green is considered to be acquiring E-Band Media, Inc. in the merger and E-Band Media, Inc. does not meet the definition of a business in accordance with ASC Topic 805-10, Business Combinations, because E-Band Media, Inc. had no material assets or liabilities at the time of closing of the merger and these assets and liabilities do not constitute a business pursuant to ASC Topic 805.  Consequently, all of the assets and liabilities of E-Band Media, Inc. have been reflected in the financial statements at their respective fair values and no goodwill or other tangibles will be recorded as part of acquisition accounting and the cost of the merger is measured at net assets acquired. Stockholders’ equity and earnings per share of the Company have been retroactively restated to reflect the number of shares of common stock issued and outstanding retroactively as if the merger had taken place at the earliest period presented. The offset has been applied to additional paid in capital.

History of E-Band Media, Inc.

E-Band Media was organized under the laws of the State of Delaware on April 29, 2010 as part of the implementation of the Chapter 11 plan of reorganization of AP Corporate Services, Inc. ("AP").  AP was incorporated in the State of Nevada in 1997 and was formed to provide a variety of services to small, entrepreneurial businesses. These services included business planning, market research, accounting advice, incorporation and resident agent services. Between 1997 and 1999 AP's business focus changed.  In addition to providing business services, AP began to own and develop businesses related to the medical profession.  In 1999 AP organized E-Band Media.com with the intent of offering live "chat" consultations via the internet with nurses and physicians. A website was developed but it was unable to generate significant revenues and the site was terminated prior to AP's bankruptcy filing in 2008.

AP filed for Chapter 11 Bankruptcy in September 2008 in the U.S. Bankruptcy Court for the Central District of California. AP's plan of reorganization was confirmed by the Court on December 24, 2009 and became effective on January 4, 2009. This plan of reorganization provided, among other things, for the incorporation of E-Band Media and the distribution of 1,085,000 shares in it to AP's bankruptcy creditors. The shares were distributed pursuant to section 1145 of the U.S. Bankruptcy Code. The plan also provided for the transfer to E-Band Media of any interest which AP and/or E-Band Media.com had in the development of a medical "chat" website.

As stated in the plan of reorganization ordered by the Court, these shares were issued "to enhance the distribution to creditors," i.e. to enhance their opportunity to recover the losses they sustained in the AP bankruptcy. To this end, AP, by and through its President, agreed "to use its best efforts to have the shares... publicly traded on the Over-The-Counter market in order to provide an opportunity for liquidity to the creditors" (from the Court approved "Disclosure Statement" describing the plan of reorganization). Subsequent to the effectiveness of the plan of reorganization the Company issued 10,000,000 restricted shares to its President, Dean Konstantine, at par value ($0.0001) for services rendered and costs advanced totaling $1,000.

Annec Green Refractories Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation and Description of the Company, continued

On September 14, 2010 E-Band Media filed a Registration Statement on Form 10SB (File No.: 000-54117) with the SEC to register its common stock under Section 12(g) of the Exchange Act.  The Registration Statement went effective by operation of law on November 13, 2010, at which point E-Band became a reporting company under the Exchange Act.

History of China Green Refractories Limited

China Green and its wholly-owned subsidiary Alex Industrial Investment Limited (“Alex Industrial”) were created for the sole purpose of conducting a reverse merger transaction with a U.S. public shell company.  China Green was incorporated in the British Virgin Islands as a BVI Business Company on March 12, 2010.  Under China Green’s Memorandum of Association, it is authorized to issue up to 50,000 shares of one class of stock with a par value of $1.00.  Prior to the Share Exchange, there were a total of 102 shares of China Green stock, which were held by five shareholders.  Each share was purchased for $1.00.

Alex Industrial was incorporated in Hong Kong on April 1, 2010 by China Green to acquire Zhengzhou Annec Industrial Co., Ltd. (“Zhengzhou Annec”) and Zhengzhou Annec’s subsidiary Annec (Beijing) Engineering Technology Co., Ltd. (Beijing Annec).  Under Alex Industrial’s Memorandum of Association, the capital of Alex Industrial is divided into 10,000 shares at $1.00 each.  On March 26, 2010 China Green purchased 100 founder shares in the amount of $100.  On January 14, 2011 China Green purchased all of the outstanding shares of Zhengzhou Annec for the total consideration of $2,980,998.  As a result of this transaction, the controlling equity holders of Zhengzhou Annec continued to hold 98% of the outstanding equity of Zhengzhou Annec through their direct or beneficial ownership of China Green.  Accordingly, this transaction was accounted for as an exchange among related parties and all assets and liabilities were transferred at their net book value.

Zhengzhou Annec was established in 2003, a Company Limited registered in Xinmi city Henan province in the People’s Republic of China (PRC or China) with initial registered capital of $730 thousand.  On October 8, 2003, the owners of Zhengzhou Annec reached a resolution to increase the registered capital of Zhengzhou Annec from $730 thousand to $3.0 million.  On January 14, 2011 Zhengzhou Annec became the wholly owned subsidiary of Alex Industrial and, accordingly, became a wholly-foreign owned enterprise (“WFOE”) under Chinese law.

Annec Green Refractories Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation and Description of the Company, continued

History of China Green Refractories Limited, continued

Beijing Annec was established in January 2008 in Xuanwu district Beijing as a Company Limited, registered in Beijing, PRC, with approximately $900 thousand as its initial registered capital.  In 2010, Beijing Annec’s registered capital was increased from $900 thousand to approximately $2.8 million.  100% of Beijing Annec’s equity is owned or controlled through assignment by Fuchao Li.  On January 16, 2011, Beijing Annec entered into a contractual agreement, or the VIE agreement, with Zhengzhou Annec.  The VIE Agreement includes the following arrangements:

(1)
Exclusive Business Cooperation Agreement ("Cooperation Agreement"), where Zhengzhou Annec, in general, becomes Beijing Annec's exclusive services provider to provide Beijing Annec with business support and technical and consulting services in exchange for an annual service fee equal to Beijing Annec's net income for such year;

(2)
Equity Interest Pledge Agreement ("Pledge Agreement") under which Fuchao Li, the 100% owner of all of the equity interest in Beijing Annec, has pledged all of his equity interest in Beijing Annec to Zhengzhou Annec as a guarantee of Beijing Annec's performance of its obligations under the Cooperation Agreement;

(3)
Exclusive Option Agreement ("Option Agreement") under which Fuchao Li grants Zhengzhou Annec an irrevocable right and option to acquire any and all of Mr. Li’s equity interest in Beijing Annec, as and when permitted by PRC laws, for an exercise price equal to the actual capital contributions paid in the registered capital of Beijing Annec by Mr. Li unless an appraisal is required by applicable PRC laws; and

(4)
Power of Attorney ("POA") under which Mr. Li grants Zhengzhou Annec the right to (i) attend shareholders meetings of Beijing Annec, (ii) exercise all of Mr. Li shareholder's rights and shareholder's voting rights in Beijing Annec, including, but not limited to the sale or transfer or pledge or disposition of his stock in whole or in part, and (iii) designate and appoint on Mr. Li’s behalf the legal representative, the executive director and/or director, supervisor, the chief executive officer and other senior management of Beijing Annec.

As a result of the foregoing structure, we control 100% of Beijing Annec.  In addition to the VIE agreement, 96.3% of the equity ownership, as of December 31, 2010, of Beijing Annec is controlled by shareholders nominated by Zhengzhou Annec and Mr. Li.  The remaining 3.7% of the equity is owned by Mr. Li.  Thus, Beijing Annec is treated as a 100% owned subsidiary for accounting purposes.

Annec Green Refractories Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation and Description of the Company, continued

Business Description

The Company, through its wholly-owned subsidiary, Zhengzhou Annec is principally engaged in the manufacture, design, development, sale, installation, and maintenance of refractory materials and products. Zhengzhou Annec’s primary products are heat shock bricks for internal, top, and external combustion hot air stoves, high alumina brick with heat shock, cordierite-mullite bricks, non-recasting, soft and high-heating andalusite brick, and silica bricks with high thermal conductivity and high density.   Zhengzhou Annec produces refractory products through three factories in the Henan Province, PRC: Fuliang, Fuhua, and Fugang.

Beijing Annec’s primary business is to design and build blast furnaces and hot air stoves. Beijing Annec acts as a general contractor and has outside construction companies serve as sub-contractors. Beijing Annec also derives revenue from technology research and development, graphic design, production, engineering and technical consulting, and sales of building materials.

2.	Summary of Significant Accounting Policies

Restricted Cash

Restricted cash represents cash that is held by the banks as collateral for notes payable. The banks generally have collateral requirements ranging from 50% to 100% of the outstanding notes payable. At March 31, 2011 and December 31, 2010, the Company has about 77% and 83% of the outstanding notes payable balances held by the banks as collateral.

Concentration of Credit and Other Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, restricted cash, bank notes receivable, accounts receivable, retentions receivables and other receivables. The Company holds all its bank deposits with banks in China. In China, there is no equivalent federal deposit insurance as in the United States; as such, these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through March 31, 2011. In an effort to mitigate any potential risk, the Company periodically evaluates the credit quality of the financial institutions which hold the bank deposits and the Company holds its cash in multiple banks supported by the local and Central Government of the PRC.

The Company does not require collateral or other security to support the accounts receivable. We are exposed to credit risk in the event of nonpayment by customers to the extent of amounts recorded on the balance sheet. One customer accounted for 48% and 33% of our accounts receivable balance as of March 31, 2011 and December 31, 2010 respectively. An additional customer accounted for 17% and 15% of accounts receivable balance as of March 31, 2011 and December 31, 2010, respectively.

Three customers individually accounted for 30%, 16%, and 10% of our revenue in the three month period ended March 31, 2011, respectively.  Three customers individually accounted for 40%, 23% and 10% of our revenue in the three month period ended March 31, 2010, respectively.

Annec Green Refractories Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

2.	Summary of Significant Accounting Policies, continued

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash, restricted cash, bank notes receivable, other receivables, and debt obligations. Bank notes and other receivables are reflected in the accompanying financial statements at historical cost, which approximates fair value due to the short-term nature of these instruments. Based on the borrowing rates currently available to the Company for loans and similar terms and average maturities, the fair value of debt obligations also approximates their carrying value due to the short-term nature of the instruments. While the Company believes its valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The Company had no assets or liabilities measured at fair value and subject to the disclosure requirements based on the fair value hierarchy.

Annec Green Refractories Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

2.	Summary of Significant Accounting Policies, continued

Government Assistance

The Company is currently the beneficiary of government grants that are generally intended to be used towards capital technology improvement with the end goal of increased production and energy efficiency. These grants are recorded as deferred income in the liabilities section of the balance sheet when cash is received and are accreted into nonoperating income over the life of the asset, to the extent that the grant is related to an asset. For grants not related to any assets in certain cases, the Company records non-operating income when earned. The government grant income included in other income amounted to approximately $51,410 and $10,073 for the three month periods ended March 31, 2011 and  2010, respectively.

Foreign Currency Translation

The accompanying financial statements are presented in United States Dollars. The functional currency of our Company is the Renminbi, the official currency of the PRC. Capital accounts of the financial statements are translated into United States Dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rates for the three month periods ended March 31, 2011 and 2010. For all periods reported, there were no transactions outside the PRC; thus, all of our transactions are in RMB, our functional currency. Currency translation adjustments from translation to U.S. Dollars for financial reporting purposes are recorded in accumulated other comprehensive income as a component of stockholders’ equity.

	March 31,		December 31,
	2011	2010	2010
Period-end RMB: U.S. Dollar exchange rate	6.5501	6.8161	6.5910
Average RMB: U.S. Dollar exchange rate	6.5713	6.8193	6.7599

Accumulated Other Comprehensive Income (Loss)

We report comprehensive income (loss) in accordance with the provisions of ASC Topic 220, Comprehensive Income, which establishes standards for reporting comprehensive income or loss and its components in the financial statements. The accumulated other comprehensive income represents foreign currency translation adjustments.

Revenue Recognition

The Company’s principal revenue sources are from the sale of refractory materials and products and from sales generated from the designing and building of blast furnaces and hot-air stoves.

Annec Green Refractories Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

2.	Summary of Significant Accounting Policies, continued

Revenue Recognition, continued

Zhengzhou Annec generates revenue from the sale of a variety of refractory bricks and the sales from kits of pre-assembled hot-air ovens. Zhengzhou Annec recognizes revenue when: (1) there is persuasive evidence of an arrangement; (2) customers have accepted receipt of the goods in accordance with the shipping terms; (3) the amount to be paid by the customer is fixed or determinable; and (4) collectability is reasonably assured. Zhengzhou Annec recognizes revenue from the sale of a kit when the kit has been delivered and accepted by the client.

Beijing Annec enters into contracts to design and build blast furnaces and hot-air stoves and recognizes revenues during the construction period using the percentage of completion method. Most of the contracts are fixed-price contracts, which typically provide for a stated contract price and a specified scope of the work to be performed. Beijing Annec estimates the percentage of the job that is complete using variations of the cost-to-cost method. Cost is used as the primary indicator, but the Company also considers contract milestones and work in progress from subcontractor companies. If the estimate of costs left to be incurred plus actual costs already incurred exceeds the total revenue to be expected from a contract, then the full amount of the difference is recognized in the current period as a loss and presented on the consolidated balance sheet as a current liability. Beijing Annec also generates revenue from the sale of a variety of machines and equipment which the Company purchases from vendors. Beijing Annec recognized revenue from this type of sale when the machines and equipments have been delivered and accepted by the client.

Shipping and Handling Costs

Shipping and handling costs billed to customers are recorded net of the amount collected. Shipping and handling expense included in selling expenses amounted to $802,616 and $604,579 for the three month periods ended March 31, 2011 and 2010, respectively.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

Annec Green Refractories Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

2.	Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In December 2010, the FASB issued ASU 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

In January 2010, the FASB issued accounting standards update on fair value measurement and disclosures, adding new requirements for disclosures for Levels 1 and 2, separate disclosures and purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. This update was effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. Early adoption is permitted. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial position, results of operations, or cash flows.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force. ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a combined unit. Specifically, this guidance amends the criteria in the “Revenue Recognition – Multiple-Element Arrangements” subtopic of the Codification for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with the option to provide retrospective presentation for prior years. The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

Annec Green Refractories Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

3.	Inventories

The components of the Company’s inventories are as follows:

	March 31,	December 31,
	2011	2010
Raw materials	$4,202,151	$3,258,408
Work in process	745,161	482,242
Finished goods	24,212,837	21,962,564
Total inventories	$29,160,149	$25,703,214

Annec Green Refractories Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

4.	Plant and Equipment, net

The components of the Company’s plant and equipment are as follows:

	March 31,	December 31,
	2011	2010
Plants and buildings	$10,142,385	$9,773,631
Machinery and equipment	4,412,031	3,966,474
Vehicles	1,224,652	1,588,532
Others	55,625	63,713
	15,834,693	15,392,350
Less accumulated depreciation	(3,605,019)	(3,298,725)
Total plant and equipment, net	$12,229,674	$12,093,625

Depreciation expense related to property and equipment was $322,386 and $271,379 for the three month periods ended March 31, 2011 and 2010, respectively. The Company has recorded a gain (loss) on sale of property and equipment of $(28,582) and $0 for the three month periods ended March 31, 2011 and 2010, respectively.

5.	Land Use Rights, net

The components of the Company’s land use rights are as follows:

	Estimated
	Remaining	March 31,
	Life	2011
Land use rights	48.64 years	$2,248,882
Less accumulated amortization		(54,115)
Total land use rights, net		$2,194,767

Amortization expense related to land use rights was $12,714 and $0 for the three month periods ended March 31, 2011 and 2010, respectively. The difference between the amortization expense and accumulated amortization is due to exchange rate differences as we translate expense using an average exchange rate for the fiscal year and translate the accumulated amortization using the fiscal year end exchange rate.

Annec Green Refractories Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

5.	Land Use Rights, net, continued

Amortization of land use rights attributable to future periods is as follows:

Period ending March 31:
2012	44,649
2013	44,649
2014	44,649
2015	44,649
2016	$44,649
Thereafter	1,971,522
$2,194,767

6.	Short-Term Loans

The components of the Company’s short-term loans are as follows:

	March 31,	December 31,
	2011	2010
Short-term loans:
Loans due to financial institutions	$8,070,106	$8,475,193

All short-term loans are due within one year and have interest rates ranging from 5.84% to 9.47% during  2011 and 2010. As of March 31, 2011, all of the loans, with the exception of three, are secured by the Company’s movable property or equipment mortgages. Two loans are secured by multiple guarantors with one loan secured by two of the stockholders and one loan is secured by an office building.

7.	Bank Notes Payable

The components of the Company’s bank notes payable are as follows:

	March 31,	December 31,
	2011	2010
Notes payable:
Loans due to financial institutions	$3,816,736	$5,310,272

Bank notes payable are due to financial institutions with maturity dates of six months. All are noninterest-bearing notes. The notes payable are not secured, but do require cash to be held in reserve of 50% to 100% of the total outstanding notes payable. At March 31, 2011 and 2010, the Company had approximately 77% and 83% of the loan amounts due held in reserve as restricted cash.

Annec Green Refractories Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

8.	Long-Term Loans

The components of the Company’s long-term loans are as follows:

	March 31,	December 31,
	2011	2010
Long-term loans:
Loan due to financial institutions	$1,122,120	$1,189,501

The long-term loan is due after one year, has an interest rate of 7.15% and is secured by one of the Company’s office buildings.

Future minimum payments for the long-term loans are as follows:

Period ending March 31:
2013	299,232
2014	299,232
2015	299,232
2016	224,424
$1,122,120

9.	Stockholders’ Equity

Reverse Merger

These unaudited condensed consolidated financial statements have been prepared to give effect to the merger of Annec Green Refractories Corporation, formerly E-Band Media and China Green as a reverse acquisition and a recapitalization; therefore, China Green, its wholly owned subsidiaries, and the consolidated VIE will be deemed to be the acquiring company for accounting purposes.  Stockholders’ equity and earnings per share of the Company will be retroactively restated to reflect the number of shares of common stock issued and outstanding retroactively as if the merger had taken place at the earliest period presented.  The offset will be applied to additional paid in capital.

Earnings per share

Basis and diluted net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period which includes the effect of the 1 – for – 14.375 reverse stock split stipulated in the Share Exchange Agreement and the automatic conversion of the 19,220 Series A preferred shares into common stock at a 1- for – 1,000 conversion rate.

A reconciliation of the numerator and denominator of basic and diluted net income per common share is provided as follows:

	Three months ended March 31,
	2011	2010
Net Income	$1,402,851	$127,708
Denominator
Common shares issued and outstanding	11,150,000	11,150,000
Effect of reverse stock split	(10,374,299)	(10,374,299)
Conversion of Series A preferred stock	19,220,000	19,220,000
Weighted average common stock outstanding	19,995,701	19,995,701

10.	Related Party Transactions

At March 31, 2011 and 2010, the Company had loans payable to the Chairman (Fuchao Li), and a minority stockholder (Yinling Fan) of the Company. The Company and the stockholders have not signed notes, there are no specific due dates, and no interest is paid on the loans. Money is transferred between the stockholders and the Company mainly for cash flow purposes. The amounts loaned and borrowed are short-term in nature and the balances at both period-ends are considered to approximate the fair market value of the amounts owed. The following amounts were payable to the stockholders as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Fuchao Li	$736,477	$731,907
Yinling Fan	186,257	185,101
	$922,734	$917,008

Annec Green Refractories Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

11.	Income Taxes

The Company is subject to applicable local tax statutes and is governed by the Income Tax Law of the PRC and local income tax laws (the PRC Income Tax Law).

Zhengzhou Annec qualified as a hi-tech corporation and was accorded certain tax incentives for said designation. Accordingly, Zhengzhou Annec was subject to tax at a statutory rate of 15% for the three month periods ended March 31 2011 and 2010. Zhengzhou Annec will continue to be subject to a 15% tax rate for the year ending December 31, 2011, and expects that thereafter it will become subject to a rate of 25% unless Zhengzhou Annec applies for and receives a further tax holiday for the succeeding five years. The tax savings due to this tax holiday is approximately $154,000 and $11,000 for the three month periods ended March 31, 2011 and 2010, respectively.

Beijing Annec is subject to taxes at a statutory rate of 25%.

Annec Green Refractories Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

12.	Commitments and Contingencies

Third Party Guarantees

The Company entered into agreements as a debt guarantor during 2010 for six parties. The guaranteed amount is approximately $3,816,736 as of March 31, 2011.

Other parties also acted as a debt guarantor for the Company starting in 2010. As of March 31, 2011, the Company’s loans guaranteed by other parties are approximately $3,664,066. The Company has not historically incurred any losses due to such debt guarantees. Additionally, the Company has determined that the fair value of the guarantees is immaterial.

13.	Segment Reporting

The Company operates in two reportable segments: Zhengzhou Annec and Beijing Annec. The Zhengzhou Annec segment manufactures and sells a variety of refractory bricks and kits of pre-assembled hot-air ovens. The Beijing Annec segment designs and builds blast furnaces and hot-air stoves on a contract basis and uses subcontractors throughout the construction process.

All revenues are related to end customers in China.

Annec Green Refractories Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

13.	Segment Reporting, continued

Information on reportable segments for the three month periods ended March 31, 2011 and 2010 and as of March 31, 2011 and December 31, 2010 are as follows:

	March 31,
	2011	2010
Revenues:
Zhengzhou Annec	$13,058,029	$4,692,159
Beijing Annec	-	3,280,323
Total	13,058,029	7,972,482

Cost of revenues:
Zhengzhou Annec	7,573,416	2,299,287
Beijing Annec	-	2,742,285
Total	7,573,416	5,041,572

Operating expenses:
Zhengzhou Annec	3,004,410	2,269,911
Beijing Annec	445,607	175,621
Total	3,450,017	2,445,532
Income from operations	$2,034,596	$485,378

	March 31,	December 31,
	2011	2010
Plant and equipment, net:
Zhengzhou Annec	$12,081,204	$11,926,639
Beijing Annec	148,470	166,986
Total identifiable assets	$12,229,674	$12,093,625

Annec Green Refractories Corporation

Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

14.	Subsequent Events

The Company has evaluated all events occurring subsequent to March 31,  2011 and nothing has occurred outside the normal course of business operations that require additional disclosure in the condensed consolidated financial statements, except for the following:

On April 18, 2011, pursuant to the filing of its Certificate of Amendment with the Delaware Secretary of State, E-Band Media changed its name to “Annec Green Refractories Corporation” and completed a reverse stock split on a 1-for-14.375 share basis. Effective April 18, 2011, 14.375 shares of Annec Green Refractories Corporation common stock issued and outstanding were combined and changed into one share of common stock. Any resulting fractional share was rounded up to the next higher whole number. The reverse stock split affects all issued and outstanding shares of Annec Green Refractories Corporation common stock immediately prior to the effective date of the reverse stock split. In addition, as a result of the reverse stock split, in accordance to the terms of the Series A Preferred Stock, each share of Series A Preferred Stock of Annec Green Refractories Corporation issued and outstanding automatically converted into 1,000 shares of common stock (on a post reverse stock basis), resulting in the automatic conversion of 19,220 shares of Series A Preferred Stock of Annec Green Refractories Corporation into 19,220,000 shares of common stock of Annec Green Refractories Corporation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report.  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report. See also Risk Factors contained in our amended current report on Form 8-K/A filed on May 11, 2011.

Overview

Recent Developments

On February 11, 2011, we,  under our former name E-Band Media, Inc., entered and closed a Share Exchange Agreement (Share Exchange Agreement), with certain stockholders and warrant holders, Dean Konstantine, Muzeyyen Balaban, Bernieta Masters, and Linda Masters, and with China Green Refractories Limited , a BVI corporation (“China Green”), and its shareholders, New-Source Group Limited, a BVI company, High-Sky Assets Management Limited, a BVI company, Joint Rise Investments Limited, a BVI company, Giant Harvest Investment Limited, a BVI company, and Mr. QIAN Yun Ting (collectively, the “China Green Shareholders”), pursuant to which we acquired 100% of the issued and outstanding capital stock of China Green in exchange for 19,220 shares of our Series A Convertible Preferred Stock (“Series A Preferred Stock”). Pursuant to the terms of the Share Exchange Agreement, we agreed to affect a 1-for-14.375 reverse stock split (“Reverse Split”) of its outstanding common stock. The Reverse Stock Split was affected on April 18, 2011. In addition, pursuant to the Share Exchange Agreement, the China Green Shareholders acquired all 10,000,000 shares of our common stock from Dean Konstantine (“Controlled Shares”) and all of our outstanding warrants  from Muzeyyen Balaban, Bernieta Masters, and Linda Masters, representing warrants to purchase up to 5,000,000 shares of our common stock (“Warrants”) for an aggregate purchase price of $250,000 and 100 shares of Series A Preferred Stock held by China Green Shareholders. The Warrants were cancelled by the China Green Shareholders pursuant to the Share Exchange Agreement.

As a result of the  Share Exchange Agreement, we acquired 100% of the issued and outstanding capital stock of China Green in exchange for 19,220 shares of our Series A Preferred Stock . On April 18, 2011, pursuant to the filing of its Certificate of Amendment with the Delaware Secretary of State, we changed our name from “E-Band Media, Inc” to “Annec Green Refractories Corporation” and completed a reverse stock split on a 1-for-14.375 share basis. Effective April 18, 2011, 14.375 shares of our common stock issued and outstanding were combined and changed into one share of common stock. Any resulting fractional share was rounded up to the next higher whole number. The reverse stock split affects all of our issued and outstanding shares of common stock immediately prior to the effective date of the reverse stock split. In addition, as a result of the reverse stock split, in accordance to the terms of the Series A Preferred Stock, each share of our Series A Preferred Stock issued and outstanding automatically converted into 1,000 shares of common stock (on a post reverse stock basis), resulting in the automatic conversion of 19,220 shares of our  Series A Preferred Stock into 19,220,000 shares of our common stock.

The accompanying unaudited condensed consolidated financial statements have been prepared to give effect to the merger of Annec Green Refractories Corporation, formerly E-Band Media and China Green as a reverse acquisition and a recapitalization; therefore, China Green, its wholly owned entities, and the consolidated VIE will be deemed to be the acquiring company for accounting purposes.  Stockholders’ equity and earnings per share of the Company have been retroactively restated to reflect the number of shares of common stock issued and outstanding retroactively as if the merger had taken place at the earliest period presented.  The offset has been applied to additional paid in capital.

As a result of the reverse acquisition, we have assumed the business and operations of China Green and its subsidiaries, and its VIE, Beijing Annec.

Current Business

We are a refractory and production-based company that designs, develops, produces, and markets refractory products.  All of our current business operations are conducted through our wholly-foreign owned Chinese subsidiary, Zhengzhou Annec Industrial Co., Ltd.(“Zhengzhou Annec”) and our variable interest entity, Annec (Beijing) Engineering Technology Co., Ltd. (“Beijing Annec”).

Through our subsidiary, Zhengzhou Annec, we are primarily engaged in the manufacture, design, development, sale, installation, and maintenance of refractory materials and products. Zhengzhou Annec’s primary products are heat shock bricks for internal, top, and external combustion hot air stoves, high alumina brick with heat shock, cordierite-mullite bricks, non-recasting, soft and high-heating andalusite brick, and silica bricks with high thermal conductivity and high density. Zhengzhou Annec produces refractory products through three factories in the Henan Province, PRC: Fuliang, Fuhua, and Fugang.   Through a contractual agreement, between Zhengzhou Annec and Beijing Annec, we design and build blast furnaces and hot air stoves, and act as a general contractor working with outside construction companies which serve as sub-contractors. Beijing Annec also derives revenue from technology research and development, graphic design, production, engineering and technical consulting, and sales of building materials.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of results of operations and financial condition are based upon our financial statements.  These statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  These principles require management to make certain estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.  See Note 2 to our financial statements, “Summary of Significant Accounting Policies.”  We believe that the following paragraphs reflect our most critical accounting policies that currently affect our financial condition and results of operations.

Restricted Cash

Restricted cash represents cash that is held by the banks as collateral for notes payable. The banks generally have collateral requirements ranging from 50% to 100% of the outstanding notes payable. At March 31, 2011 and December 31, 2010, the Company has about 77% and 83% of the outstanding notes payable balances held by the banks as collateral.

Concentration of Credit and Other Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, restricted cash, bank notes receivable, accounts receivable, retentions receivable and other receivables. The Company holds all its bank deposits with banks in China. In China, there is no equivalent federal deposit insurance as in the United States; as such, these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through March 31, 2010. In an effort to mitigate any potential risk, the Company periodically evaluates the credit quality of the financial institutions which hold the bank deposits and the Company holds its cash in multiple banks supported by the local and Central Government of the PRC.

The Company does not require collateral or other security to support the accounts receivable. We are exposed to credit risk in the event of nonpayment by customers to the extent of amounts recorded on the balance sheet. One customer accounted for 48% and 33% of our accounts receivable balance as of March 31, 2011 and December 31, 2010, respectively. An additional customer accounted for 17% and 15% of accounts receivable balance as of March 31, 2011 and December 31, 2010, respectively.

Two customers individually accounted for 30%, 16% and 10% of our revenue in the three month period ended March 31, 2011 and 2010, respectively. Three customers individually accounted for 40%, 23% and 10% of our revenue in the three month period ended March 31, 2011 and 2010, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash, restricted cash, bank notes receivable, other receivables, and debt obligations. Bank notes and other receivable are reflected in the accompanying financial statements at historical cost, which approximates fair value due to the short-term nature of these instruments. Based on the borrowing rates currently available to the Company for loans and similar terms and average maturities, the fair value of debt obligations also approximates their carrying value due to the short-term nature of the instruments. While the Company believes its valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The Company had no assets or liabilities measured at fair value and subject to the disclosure requirements based on the fair value hierarchy.

Government Assistance

The Company is currently the beneficiary of government grants that are generally intended to be used towards capital technology improvement with the end goal of increased production and energy efficiency. These grants are recorded as deferred income in the liabilities section of the balance sheet when cash is received and are accreted into nonoperating income over the life of the asset, to the extent that the grant is related to an asset. For grants not related to any assets in certain cases, the Company records non-operating income when earned. The government grant income included in other income amounted to approximately $51,410 and $10,073 for the three month periods ended March 31, 2011 and 2010, respectively.

Foreign Currency Translation

The accompanying financial statements are presented in United States Dollars. The functional currency of our Company is the Renminbi, the official currency of the PRC. Capital accounts of the financial statements are translated into United States Dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rates for the three month periods ended March 31, 2011 and 2010. For all periods reported, there were no transactions outside the PRC; thus, all of our transactions are in RMB, our functional currency. Currency translation adjustments from translation to U.S. Dollars for financial reporting purposes are recorded in accumulated other comprehensive income as a component of stockholders’ equity.

	March 31,		December 31,
	2011	2010	2010
Period-end RMB: U.S. Dollar exchange rate	6.5501	6.8161	6.5910
Average RMB: U.S. Dollar exchange rate	6.5713	6.8193	6.7599

Accumulated Other Comprehensive Income (Loss)

We report comprehensive income (loss) in accordance with the provisions of ASC Topic 220, Comprehensive Income, which establishes standards for reporting comprehensive income or loss and its components in the financial statements. The accumulated other comprehensive income represents foreign currency translation adjustments.

Revenue Recognition

The Company’s principal revenue sources are from the sale of refractory materials and products and from sales generated from the designing and building of blast furnaces and hot-air stoves.

Zhengzhou Annec generates revenue from the sale of a variety of refractory bricks and the sales from kits of pre-assembled hot-air ovens. Zhengzhou Annec recognizes revenue when: (1) there is persuasive evidence of an arrangement; (2) customers have accepted receipt of the goods in accordance with the shipping terms; (3) the amount to be paid by the customer is fixed or determinable; and (4) collectability is reasonably assured. Zhengzhou Annec recognizes revenue from the sale of a kit when the kit has been delivered and accepted by the client.

Beijing Annec enters into contracts to design and build blast furnaces and hot-air stoves and recognizes revenues during the construction period using the percentage of completion method. Most of the contracts are fixed-price contracts, which typically provide for a stated contract price and a specified scope of the work to be performed. Beijing Annec estimates the percentage of the job that is complete using variations of the cost-to-cost method. Cost is used as the primary indicator, but the Company also considers contract milestones and work in progress from subcontractor companies. If the estimate of costs left to be incurred plus actual costs already incurred exceeds the total revenue to be expected from a contract, then the full amount of the difference is recognized in the current period as a loss and presented on the consolidated balance sheet as a current liability. Beijing Annec also generates revenue from the sale of a variety of machines and equipment which the Company purchases from vendors. Beijing Annec recognized revenue from this type of sale when the machines and equipments have been delivered and accepted by the client.

Shipping and Handling Costs

Shipping and handling costs billed to customers are recorded net of the amount collected. Shipping and handling expense included in selling expenses amounted to $802,615 and $604,579 for the three months ended March 31, 2011, and 2010, respectively.

 Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

In December 2010, the FASB issued ASU 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

In January 2010, the FASB issued accounting standards update on fair value measurement and disclosures, adding new requirements for disclosures for Levels 1 and 2, separate disclosures and purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. This update was effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. Early adoption is permitted. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial position, results of operations, or cash flows.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force. ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a combined unit. Specifically, this guidance amends the criteria in the “Revenue Recognition – Multiple-Element Arrangements” subtopic of the Codification for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with the option to provide retrospective presentation for prior years. The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

Results of Operations

Comparison for the Three Months ended March 31, 2011 and 2010

	Three Months Ended March 31
	2011	As % of Revenues	2010	As % of Revenues
Statements of Operations Data
Revenues	13,058,029	100%	7,972,482	100%
Cost of Revenues	7,573,416	58%	5,041,572	63%
Gross Profit	5,484,613	42%	2,930,909	37%
Operating Expenses
Selling	2,097,887	16%	1,180,886	15%
General and administrative	1,352,130	10%	1,264,645	16%
Total other income/(expense), net	(369,874)	3%	(329,547)	4%
Income before provision for income taxes	1,664,722	13%	155,831	2%
Provision for income taxes	261,871	2%	28,123	0.4%
Net income	1,402,851	11%	127,708	1.6%

Revenues

The Company operates in two reportable segments: Zhengzhou Annec and Beijing Annec. The Zhengzhou Annec segment manufactures and sells a variety of refractory bricks and kits of pre-assembled hot-air ovens, and processed refractory turnkey projects. It will take several months for manufacturing and installation refractories. Beijing Annec segment designs and builds blast furnaces and hot-air stoves on a contract basis and uses subcontractors throughout the construction process. In addition, Beijing Annec also sells a variety of machines and equipment which are required as part of the entire blast furnace and hot-air stove package. The Company purchases these machines and equipment from outside vendors and generally sells them at cost plus a small mark-up.

Revenues for the three months ended March 31, 2011 was $13,058,029 compared to $7,972,482 for the three months ended March 31, 2010.  Revenues for the three months ended March 31, 2011 increased by $ 5,085,547, or by 64%.  Revenues for Zhengzhou Annec for the three month ended March 31, 2011, increased by $8,365,870 or 178%, to $13,058,029 from $4,692,159 for the three months ended March 31, 2010. Revenues for Beijing Annec for the three months ended March 31, 2011 decreased by $3,280,323, or 100%, to $0 from $3,280,323 for the three months ended March 31, 2010. The increase in sales of refractory products by Zhengzhou Annec was mainly due to two aspects. The existing customers increased their demand and Zhengzhou Annec obtained new clients during the first quarter ended March 31, 2011. The decrease by Beijing Annec was mainly due to uncompleted projects which were not scheduled to be completed by March 31, 2011.  The projects are on schedule and in the process of being finished according to their respective timelines.

Segments	Mar. 31, 2011	% of Revenue	Mar. 31, 2010	% of Revenue
Zhengzhou Annec	13,058,029	100%	4,692,159	59%
Beijing Annec	-	0%	3,280,323	41%
Total	13,058,029	100%	7,972,482	100%

 Cost of Revenue

           Cost of revenue was $7,573,416 and $5,041,572 for the years ended March 31, 2011 and 2010, respectively.  Cost of revenue for the three months ended March 31, 2011 increased by $2,531,843 or by 50%.  Stated as a percentage of revenues, the cost of revenue for the year ending March 31, 2011, was 58% and for the corresponding period of 2010 was 63%. Cost of revenue related to Zhengzhou Annec for the three months ended March 31, 2011 increased by $5,274,129, or 229% to $7,573,416 from $2,299,287 for the same period in 2010.  The cost of revenues for Beijing Annec for the three months ended March 31, 2011 decreased by $2,742,285, or 100% to $0 from $2,742,285 for the same period in 2010.  The increase in cost of revenue was primarily attributable to increase of sales.

Operating Expenses

General and Administrative.  General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with facilities, and other administrative expenses.  General and administrative expenses were $1,352,130 and $1,264,645 for the three months ended March 31, 2011 and 2010, respectively. The $87,485 or 7% increase  in general and administrative expense was primarily attributable to an increase in work hours related payroll and employee benefits and consulting fees related to the  business.

Selling Expenses.  Selling expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and travel, advertising, promotions, trade shows, seminars, and other programs. Selling expenses were $2,097,887 and $1,180,886 for the three months ended March 31, 2011 and 2010, respectively. The $917,001 or a 78% increase in selling expense was due to increased variable costs such as commissions paid to sellers, shipping expense, packaging expense and travelling expense.

Other Income (Expense), net.   The total other income (expense), net was $369,874 and $ 329,547 for the three months ended March 31, 2011 and 2010, respectively.  The increase of $40,328, or 12%, in total other expense was primarily attributable to recognition of a government grant subsidy in 2011, and an increase in interest income, and an increase in interest expense and other income (expenses), net as detailed in the following table:

	Three Months Ended
	March 31, 2011	March 31, 2010
Other income (expense):
Interest income	98,835	24,511
Interest expense	(605,260)	(279,155)
Other income (expense), net	136,550	(74,902)
Total other income (expense), net	(369,874)	(329,547)

Liquidity and Capital Resources

We had retained earnings of $21,405,035 and $20,700,451 as of March 31, 2011 and December 31, 2010, respectively.

As of March 31, 2011, we had cash and restricted cash of $3,210,130 and total current assets of $73,659,975 compared to cash and restricted cash of $5,930,138, and total current assets of $64,397,444 as of December 31, 2010.  Restricted cash is used to secure bank notes; the guaranteed percentage in March 31, 2011 and December 31, 2010 is 77% and 83% respectively. The reduction in the amount of cash required to secure bank notes is a result of our improved credit standing.

As of March 31, 2011, we had accounts receivable of $17,245,686 representing 23% of our total current assets, compared to $16,130,117, representing 25% of total current assets as of December 31, 2010.  Accounts receivable increased $1,115,569 or 7% as a result of increased sales. At the same time, we had a 64% increased in total revenue.

Our total liabilities as of March 31, 2011 was $70,365,430 compared to $62,171,032 as of December 31, 2010.  The increase of $ 8,194,398, or 13%, was a result of increase in accounts payables, advances from customer and other payables. Advances from customer have increased $ 4,163,886 or 18 % compared to December 31, 2010. Accounts payables increased by $6,607,773, or 29% compared to December 31, 2010 primarily because of increased purchases from suppliers. Other payables which consist of payables to individuals for employee borrowing increased by $672,140, or 35% compared to December 31, 2010.

       As of March 31, 2011, we had working capital of $7,276,861 and as of December 31, 2010, we had working capital of $6,300,513.   We believe our cash and accounts receivable are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months.  However, even if we believe that our cash reserves are sufficient to sustain operations, we must raise additional capital by the sale of our securities and/or financing in order to implement our strategic growth plans which include increasing our product line, promoting our design and engineering services, improving our products, and the potential acquisitions of mines and other refractory companies.

We have had preliminary discussions for additional investments by existing and prospective investors but we have no funding commitments in place at this time and we can give no assurance that such capital will be available on favorable terms, or at all.  Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute or eliminate the interests of our stockholders.

Below is a summary of our cash flow:

Net Cash Provided by Operating Activities.   For the three months ended March 31, 2011, net cash provided by operating activities was $ 625,239 compared to net cash provided by operating activities of $2,370,972 for the three months ended March 31, 2010. The net cash provided by operating activities for the three months ended March 31, 2011 was primarily due to net income, accounts payable and accrued expenses and advances from customers:

Items	2011 (US$)	2010 (US$)	Increase (US$)	Percentage
Net income	1,402,851	127,708	1,275,144	998%
Accounts payable and accrued expenses	6,516,302	(754,978)	7,271,280	-963%
Advances from customers	4,006,641	(4,407,753)	8,414,394	-191%

Net Cash Used in Investing Activities.    For the three months ended March 31, 2011, net cash provided by investing activities was $1,574,381 compared to net cash used by investing activities of $1,535,809 for the three months ended March 31, 2010  The net cash provided by investment activities for the three months ended March 31, 2010 was primarily due to Restricted cash for issuance of bank notes payable and Net proceeds from bank notes receivable:

Items	2011 (US$)	2010 (US$)	Increase/(Decrease) (US$)	Percentage
Restricted cash for issuance of bank notes payable	1,521,769	2,346,282	(824,513)	-35%
Net proceeds from bank notes receivable	337,657	(1,522,999)	1,860,656	-122%

Net Cash Provided by Financing Activities.    For the three months ended March 31, 2011, net cash used in financing activities was $3,425,994 compared to net cash provided by financing activities of $294,611 for the three months ended March 31, 2010.  The net cash used by financing activities consisted primarily of payments of dividends, proceeds from loans to related parties, employees, and other individuals, net of payments, proceeds from issuance of short-term borrowings, net of payments:

Type of Proceeds	2011 (US$)	2010 (US$)	Increase (US$)	Percentage
Payments of dividends	(698,267)	(208,203)	(490,064)	235%
Proceeds from loans to related parties, employees, and other individuals, net of payments	(674,860)	1,382,670	(2,057,530)	-149%
Proceeds from issuance of short-term borrowings, net of payments	(1,978,300)	(879,856)	(1,098,444)	125%

Loan Facilities

In China, banks usually do not provide long term loans to businesses. Most loans are short term loans (12 months or less). All of our loans with Chinese banks are for a period of twelve months. As such, each year we repay our loans and/or apply for new loans with our banks or with other banks for working capital needs.  At March 31, 2011, we borrowed approximately $8.1 million from various short-term bank loans for the working capital needs and repaid are approximately $4.99 million during the year ended on December 31, 2010. All of our bank borrowings are secured by our land and buildings and/or guaranteed by third parties. As of March 31, 2011, the Company and its subsidiaries have the following loan facilities with the following terms:

Lender	Secured	Duration	Outstanding as of March 31, 2011	Interest Rates
Agricultural Credit Union	By third parties	1 year	$1,526,694	6%
Agricultural Credit Union	Machinery and equipments	1 year	$610,678	6%
Agricultural Credit Union	Machinery and equipments	1 year	$137,402	6.48%
Agricultural Credit Union	Machinery and equipments	1 year	$305,339	8.4%
Guangdong Development Bank	By third parties	1 year	$763,347	6.67%
Shanghai Pufa Development Bank	Land	6 months	$3,053,388	6.67%
Shanghai Pufa Development Bank	By third parties	6 months	$1,374,025	5.81%
Shanghai Pufa Development Bank	Office building	1 year	$299,232	7.15%
			8,070,105

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

•	Any obligation under certain guarantee contracts;

•	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

•
Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder’s equity in our statement of financial position; and

•
Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

In China, because the bank lending system is still relatively new, it is common practice for companies to enter into cross-guarantee arrangements in order to secure lines of credit with banks.  Zhengzhou Annec entered into agreements as a debt guarantor during 2010 for six unaffiliated companies (“Unaffiliated Companies”).  We do not consolidate the Unaffiliated Companies into our financial statements.   In China, companies provide guarantees to other companies in the community to assist them in getting bank loans. The guaranteed amount is approximately $3,816,736 as of March 31, 2011. In exchange, the other unaffiliated companies also act as a debt guarantor for Zhengzhou Annec. As of March 31, 2011, Zhengzhou Annec's loans guaranteed by other unaffiliated companies are approximately $3,664,066. Zhengzhou Annec has not historically incurred any losses due to such debt guarantees. Additionally, Zhengzhou Annec has determined that the fair value of the guarantees is immaterial.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances.  We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved).

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Annec Green Refractories Corporation

Date: May 16, 2011	By:	/s/ LI Jiantao
LI Jiantao
Title: Chief Executive Officer and Chief Financial Officer