Form 10-Q
period 2011-06-30
Annec Green Refractories Corp
filed 2011-08-15
CIK 1501162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ☒ No ☐

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
 Yes   ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 11,2011 there were 19,995,701 shares of the registrant’s common stock issued and outstanding.

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

ANNEC GREEN REFRACTORIES CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ANNEC GREEN REFRACTORIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2011	December 31, 2010 (1)
ASSETS
Current assets:
Cash	$1,044,785	$1,504,971
Restricted cash	5,415,555	4,425,167
Bank notes receivable	1,468,582	1,056,569
Accounts receivable (net of allowance of $803,385 and $572,793 at June 30, 2011 and December 31, 2010, respectively)	18,187,504	16,130,117
Retentions receivable	8,771,042	4,553,071
Prepaid expenses and deposits	12,173,860	5,604,102
Other receivables	4,782,949	5,420,233
Inventories	30,377,388	25,703,214
Total current assets	82,221,665	64,397,444
Long-term retentions receivable	4,971,764	5,425,110
Deposits for capital expenditure	3,170,386	3,235,272
Plant and equipment, net	12,651,927	12,093,625
Land use rights, net	2,210,017	2,193,823
Long-term investment	154,703	151,722
Total assets	$105,380,462	$87,496,996
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term loans	9,569,926	8,475,193
Bank notes payable	6,961,634	5,310,272
Accounts payable and accrued expenses	18,126,525	11,271,228
Advances from customers	28,254,389	23,105,778
Salaries payable	493,795	436,635
Taxes payable	1,838,959	2,535,965
Related party payable	1,383,663	917,008
Loans payable to employees	1,920,593	2,154,409
Loans payable to other individuals	2,784,653	1,972,387
Other payable	2,193,531	1,918,056
Total current liabilities	73,527,668	58,096,931
Deferred income	2,855,312	2,884,600
Long-term loans	1,061,262	1,189,501
Total liabilities	77,444,242	62,171,032
Commitments and contingencies (Note 12)
Stockholders’ equity:
Series A preferred stock, $0.0001 par value; 20,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 19,995,701 issued and outstanding	2,000	2,000
Additional paid-in capital	4,046,992	4,046,992
Retained earnings	22,792,112	20,700,451
Accumulated other comprehensive income	1,095,116	576,521
Total stockholders’ equity	27,936,220	25,325,964
Total liabilities and stockholders’ equity	$105,380,462.00	$87,496,996.00

(1)	Derived from the consolidated audited financial statements for the year ended December 31, 2010 contained in our amended current report on Form 8-K/A filed with the SEC on May 11, 2011.

See accompanying notes to the unaudited condensed consolidated financial statements.

ANNEC GREEN REFRACTORIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2,011	2,010	2,011	2,010
Revenues	24,271,294	15,839,082	37,329,323	23,811,563

Cost of revenues	15,791,816	10,516,874	23,365,232	15,558,446

Gross profit	8,479,478	5,322,208	13,964,091	8,253,117

Operating expenses:
Selling	4,540,047	1,742,207	6,637,934	2,923,093
General and administrative	1,329,832	1,563,140	2,681,962	2,827,785

Total operating expenses	5,869,879	3,305,347	9,319,896	5,750,878

Income from operations	2,609,599	2,016,861	4,644,195	2,502,239

Other income (expense):
Interest income	85,808	26,981	184,644	51,492
Interest expense	(1,087,524)	(340,310)	(1,692,784)	(619,466)
Other income (expense), net	105,213	(303,228)	241,763	(378,130)

Total other income (expense), net	(896,503)	(616,557)	(1,266,377)	(946,104)

Income before provision for income taxes	1,713,096	1,400,304	3,377,818	1,556,135

Provision for income taxes	326,020	237,494	587,891	265,617

Net income	1,387,076	1,162,810	2,789,927	1,290,518

Net income per share–basic	0.07	0.06	0.14	0.06
Net income per share–diluted	0.07	0.06	0.14	0.06
Shares used in computing net income per share–basic	19,995,701	19,995,701	19,995,701	19,995,701
Shares used in computing net income per share–diluted	19,995,701	19,995,701	19,995,701	19,995,701

See accompanying notes to the unaudited condensed consolidated financial statements.

ANNEC GREEN REFRACTORIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$2,789,927	$1,290,518
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	687,595	561,973
Provision (recovery) for bad debt	216,518	-
Loss (gain) on sale of plant and equipment	34,700	463,741
Change in assets and liabilities:
Accounts receivable, retentions receivable, and long-term retentions receivable	(5,457,306)	2,307,846
Prepaid expenses and deposits	(6,376,591)	(3,695,216)
Other receivables	734,212	3,403,931
Inventories	(4,115,567)	(3,361,548)
Accounts payable and accrued expenses	6,590,848	(5,299,818)
Advances from customers	4,634,280	7,034,812
Salary payable	47,956	230,159
Taxes payable	(737,228)	441,369
Deferred income	(84,857)	1,851,078
Other payable	234,732	3,402,836
Net cash (used in) provided by operating activities	(800,781)	8,631,681
Cash flows from investing activities:
Net proceeds from bank notes receivable	(386,224)	(3,270,438)
Net (payments) proceeds of restricted cash for issuance of bank notes payable	(891,829)	4,243,054
Deposits for capital expenditure	126,799	-
Purchase of plant and equipment	(1,129,047)	(1,224,201)
Purchase of land use rights	-	(2,170,474)
Proceeds from sale of plant and equipment	79,411	126,414
Net cash used in investing activities	(2,200,890)	(2,295,645)
Cash flows from financing activities:
Payments of dividends	(700,731)	(207,734)
Proceeds from loans to related parties, employees, and other individuals, net of payments	933,845	(1,299,248)
Proceeds from issuance of short-term borrowings, net of payments	2,443,420	(2,048,371)
Proceeds from issuance of long-term borrowings, net of payments	(149,659)	-
Net cash provided by (used in) financing activities	2,526,875	(3,555,353)
Net (decrease) increase in cash	(474,796)	2,780,683
Effect of exchange rate changes	14,610	16,151
Cash at beginning of period	1,504,971	1,227,457
Cash at end of period	$1,044,785	$4,024,291

Suplementary disclosure of cash flow information
Noncash investing activities:
Reduction of accounts payable through disposal of plant and equipment	$42,302	$14,631

Cash paid during the period	-
Interest	1,362,834	398,908
Income taxes	420,887	186,546

See accompanying notes to the unaudited condensed consolidated financial statements.

Annec Green Refractories Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation and Description of the Company

The accompanying unaudited condensed consolidated financial statements of Annec Green Refractories Corporation (the Company) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information in pursuant to the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Amended current Report on Form 8-K/A which was filed with the Securities and Exchange Commission (SEC) on May 11, 2011. The results of operations for the three and six-month period ended June 30, 2011 are not necessarily indicative of the results for the year ended December 31, 2011 or any other interim period. The accompanying condensed consolidated financial statements include all wholly-owned subsidiaries and all subsidiaries over which the Company exercises the power and control to direct activities significantly impacting financial performance. All significant intercompany accounts and transactions have been eliminated in consolidation.

On February 11, 2011, Annec Green Refractories Corporation, formerly E-Band Media, Inc. (E-Band Media) entered and closed a Share Exchange Agreement (Share Exchange Agreement), with certain shareholders and warrant holders, Dean Konstantine, Muzeyyen Balaban, Bernieta Masters, and Linda Masters, and with China Green Refractories Limited, a BVI corporation (“China Green”), and its shareholders, New-Source Group Limited, a BVI company, High-Sky Assets Management Limited, a BVI company, Joint Rise Investments Limited, a BVI company, Giant Harvest Investment Limited, a BVI company, and Mr. QIAN Yun Ting (collectively, the “China Green Shareholders”), pursuant to which E-Band Media acquired 100% of the issued and outstanding capital stock of China Green in exchange for 19,220 shares of E-Band Media’s Series A Convertible Preferred Stock (“Series A Preferred Stock”). Pursuant to the terms of the Share Exchange Agreement, E-Band Media agreed to affect a 1-for-14.375 reverse stock split (“Reverse Split”) of its outstanding common stock. The Reverse Stock Split was affected on April 18, 2011. In addition, pursuant to the Share Exchange Agreement, the China Green Shareholders acquired all 10,000,000 shares of E-Band Media’s common stock from Dean Konstantine (“Controlled Shares”) and all outstanding warrants of E-Band Media from Muzeyyen Balaban, Bernieta Masters, and Linda Masters, representing warrants to purchase up to 5,000,000 shares of our common stock (“Warrants”) for an aggregate purchase price of $250,000 and 100 shares of Series A Preferred Stock held by China Green Shareholders. The Warrants were cancelled by the China Green Shareholders pursuant to the Share Exchange Agreement. As a result of the Share Exchange Agreement, the China Green Shareholders will own 98% of our issued and outstanding common stock on an as-converted common stock basis as of and immediately after the effectiveness of the Reverse Split as contemplated by the Share Exchange Agreement.

Annec Green Refractories Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation and Description of the Company, continued

The following unaudited combined condensed consolidated financial statements have been prepared to give effect to the merger of China Green and E-Band Media, Inc. as a reverse acquisition of assets and a recapitalization in accordance with accounting principles generally accepted in the United States. For accounting purposes, China Green is considered to be acquiring E-Band Media, Inc. in the merger and E-Band Media Inc. does not meet the definition of a business in accordance with ASC Topic 805-10, Business Combinations, because E-Band Media, Inc. had no material assets or liabilities at the time of closing of the merger and these assets and liabilities do not constitute a business pursuant to ASC Topic 805. Consequently, all of the assets and liabilities of E-Band Media, Inc. have been reflected in the financial statements at their respective fair values and no goodwill or other intangibles will be recorded as part of acquisition accounting and the cost of the merger is measured at net assets acquired.  Stockholders’ equity and earnings per share of the Company have been retroactively restated to reflect the number of shares of common stock issued and outstanding retroactively as if the merger had taken place at the earliest period presented. The offset has been applied to additional paid in capital.

History of E-Band Media, Inc.

E-Band Media was organized under the laws of the State of Delaware on April 29, 2010 as part of the implementation of the Chapter 11 plan of reorganization of AP Corporate Services, Inc. (AP). AP was incorporated in the State of Nevada in 1997 and was formed to provide a variety of services to small, entrepreneurial businesses. These services included business planning, market research, accounting advice, incorporation and resident agent services. Between 1997 and 1999 AP’s business focus changed. In addition to providing business services, AP began to own and develop businesses related to the medical professions. In 1999 AP organized E-Band Media.com with the intent of offering live “chat” consultations via the internet with nurses and physicians. A website was developed but it was unable to generate significant revenues and the site was terminated prior to AP’s bankruptcy filing in 2008.

AP filed for Chapter 11 Bankruptcy in September 2008 in the U.S. Bankruptcy Court for the Central District of California. AP’s plan of reorganization was confirmed by the Court on December 24, 2009 and became effective on January 4, 2009. This plan of reorganization provided, among other things, for the incorporation of E-Band Media and the distribution of 1,085,000 shares in it to AP’s bankruptcy creditors. The shares were distributed pursuant to section 1145 of the U.S. Bankruptcy Code. The plan also provided for the transfer to E-Band Media of any interest which AP and/or E-Band Media.com had in the development of a medical “chat” website.

As stated in the Plan of Reorganization ordered by the Court, these shares were issued “to enhance the distribution to creditors,” i.e. to enhance their opportunity to recover the losses they sustained in the AP bankruptcy. To this end, AP, by and through its President, agreed “to use its best efforts to have the shares... publicly traded on the Over-The-Counter market in order to provide an opportunity for liquidity to the creditors” (from the Court approved “Disclosure Statement” describing the Plan of Reorganization). Subsequent to the effectiveness of the plan of reorganization the Company issued 10,000,000 restricted shares to its President, Dean Konstantine, at par value ($0.0001) for services rendered and costs advanced totaling $1,000.

Annec Green Refractories Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation and Description of the Company, continued

History of E-Band Media, Inc., continued

On September 14, 2010, E-Band Media filed a Registration Statement on Form 10SB (File No.: 000-54117) with the SEC to register its common stock under Section 12(g) of the Exchange Act. The Registration Statement went effective by operation of law on November 13, 2010, at which point E-Band became a reporting company under the Exchange Act.

On April 18, 2011, E-Band Media changed its name to Annec Green Refractories Corporation.

History of China Green Refractories Limited

China Green and its wholly-owned subsidiary Alex Industrial Investment Limited (Alex Industrial) were created for the sole purpose of conducting a reverse merger transaction with a U.S. public shell company. China Green was incorporated in the British Virgin Islands as a BVI Business Company on March 12, 2010. Under China Green’s Memorandum of Association, it is authorized to issue up to 50,000 shares of one class of stock with a par value of $1.00. Prior to the Share Exchange, there were a total of 102 shares of China Green stock, which was held by five shareholders. Each share was purchased for $1.00.

Alex Industrial was incorporated in Hong Kong on April 1, 2010 by China Green to acquire Zhengzhou Annec Industrial Co., Ltd. (Zhengzhou Annec) and Zhengzhou Annec’s subsidiary Annec (Beijing) Engineering Technology Co., Ltd. (Beijing Annec). Under Alex Industrial’s Memorandum of Association, the capital of Alex Industrial is divided into 10,000 shares at $1.00 each. On March 26, 2010, China Green purchased 100 founder shares in the amount of $100. On January 14, 2011, China Green purchased all of the outstanding shares of Zhengzhou for the total consideration of $2,980,998. As a result of this transaction, the controlling equity holders of Zhengzhou Annec continued to hold 98% of the outstanding equity of Zhengzhou Annec through their direct or beneficial ownership of China Green. Accordingly, this transaction was accounted for as an exchange among related parties and all assets and liabilities were transferred at their net book value.

Zhengzhou Annec was established in 2003, a Company Limited registered in Xinmi city Henan province in the People’s Republic of China (“PRC” or “China”) with initial registered capital of $730 thousand. On October 8, 2003, the shareholders of Zhengzhou Annec reached a resolution to increase the registered capital of Zhengzhou Annec from $730 thousand to $3.0 million. On January 14, 2011, Zhengzhou became the wholly owned subsidiary of Alex Industrial and accordingly became a wholly-foreign owned enterprise (WFOE) under Chinese law.

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

(1)
Exclusive Business Cooperation Agreement (Cooperation Agreement), where Zhengzhou Annec, in general, becomes Beijing Annec’s exclusive services provider to provide Beijing Annec with business support and technical and consulting services in exchange for annual service fee equal to all of Beijing Annec’s audited total net income for such year;

(2)
Equity Interest Pledge Agreement (Pledge Agreement) under which Fuchao Li the 100% owner of all of the equity interest in Beijing Annec, has pledged all of his equity interest in Beijing Annec to Zhengzhou Annec as a guarantee of Beijing Annec’s performance of its obligations under the Cooperation Agreement;

(3)
Exclusive Option Agreement (Option Agreement) under which Fuchao Li grants Zhengzhou Annec an irrevocable right and option to acquire any and all of Mr. Li’s equity interest in Beijing Annec, as and when permitted by PRC laws, for an exercise price equal to the actual capital contributions paid in the registered capital of Beijing Annec by Mr. Li unless an appraisal is required by applicable PRC laws; and

(4)
Power of Attorney (POA) under which Mr. Li grants Zhengzhou Annec the right to (i) attend shareholders meetings of Beijing Annec, (ii) exercise all of Mr. Li shareholder’s rights and shareholder’s voting rights in Beijing Annec, including, but not limited to the sale or transfer or pledge or disposition of his stock in whole or in part, and (iii) designate and appoint on Mr. Li’s behalf the legal representative, the executive director and/or director, supervisor, the chief executive officer and other senior management of Beijing Annec.

As a result of the foregoing structure, we control 100% of Beijing Annec and have rights to all of Beijing Annec’s audited total net income for such year revenues. In addition to the VIE agreement, 96.3% of the equity ownership, as of December 31, 2010, of Beijing Annec is controlled by shareholders nominated by Zhengzhou Annec and Mr. Li. The remaining 3.7% of the equity is owned by Mr. Li. Thus, Beijing Annec is treated as a 100% owned subsidiary for accounting purposes.

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

2.	Summary of Significant Accounting Policies

Restricted Cash

Restricted cash represents cash that is held by the banks as collateral for notes payable. The banks generally have collateral requirements ranging from 50% to 100% of the outstanding notes payable. At June 30, 2011 and December 31, 2010, the Company has about 78% and 83% of the outstanding notes payable balances held by the banks as collateral.

Concentration of Credit and Other Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, restricted cash, bank notes receivable, accounts receivable and other receivable. The Company holds all its bank deposits with banks in China. In China, there is no equivalent federal deposit insurance as in the United States; as such, these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through June 30, 2011. In an effort to mitigate any potential risk, the Company periodically evaluates the credit quality of the financial institutions which hold the bank deposits and the Company holds its cash in multiple banks supported by the local and Central Government of the PRC.

The Company does not require collateral or other security to support the trade receivables. We are exposed to credit risk in the event of nonpayment by customers to the extent of amounts recorded on the balance sheet. One customer accounted for 22% and 33% of our trade receivables balance as of June 30, 2011 and December 31, 2010, respectively. An additional customer accounted for 10% and 15% of trade receivables balance as of June 30, 2011 and December 31, 2010, respectively.

Two customers individually accounted for 31%, and 21% of our revenue in the three month periods ended June 30, 2011, respectively. Five customers individually accounted for 15%,15%,11%,10% and 10% of our revenue in the three month periods ended June 30, 2010, respectively. Two customers individually accounted for 26%, and 14% of our revenue in the six month periods ended June 30, 2011, respectively. Three customers individually accounted for 14%, 10% and 10% of our revenue in the six month periods ended June 30, 2010, respectively.

Annec Green Refractories Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

2.	Summary of Significant Accounting Policies, continued

Concentration of Credit and Other Risks, continued

Other receivables are comprised of three categories: receivables from individuals (both employees and other individuals), receivables from other companies and security deposits for large contracts and are generally unsecured. The Company is required to advance a security deposit in certain percentages (generally approximately 10%) of sales contract values to its customers in the interest of quality guarantee. Security deposits will be returned to the Company upon the completion of the projects. For certain long term customers, prior security deposit amounts are carried over to different projects with the same customers.

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economical, and legal environment in the PRC. The Chinese Government controls its foreign currency reserves through restrictions on imports and conversion of Renminbi (RMB) into foreign currency. In July 2005, the Chinese Government adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate.” During January 2008 to June 2011, the exchange rate between RMB and U.S. Dollars (USD) has fluctuated from USD $1.00 to RMB 7.3141 and USD $1.00 to RMB 6.4640, respectively. There can be no assurance that the exchange rate will remain stable. The Renminbi could appreciate or depreciate against the U.S. Dollar. The Company’s financial condition and results of operations may also be affected by changes in the value of certain currencies other than the Renminbi in which its earnings and obligations are denominated.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash, restricted cash, bank notes receivable, other receivables, and debt obligations. Other receivable are reflected in the accompanying financial statements at historical cost, which approximates fair value due to the short-term nature of these instruments. Based on the borrowing rates currently available to the Company for loans and similar terms and average maturities, the fair value of debt obligations also approximates its carrying value due to the short-term nature of the instruments. While the Company believes its valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The Company had no assets or liabilities measured at fair value and subject to the disclosure requirements based on the fair value hierarchy.

Annec Green Refractories Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

2.	Summary of Significant Accounting Policies, continued

Government Assistance

The Company is currently the beneficiary of government grants that are generally intended to be used towards capital technology improvement with the end goal of increased production and energy efficiency. These grants are recorded as deferred income in the liabilities section of the balance sheet when cash is received and are accreted into non-operating income over the life of the asset, to the extent that the grant is related to an asset. For grants not related to any assets in certain cases, the Company records non-operating income when earned. The government grant income included in other income amounted to approximately $88,796 and $8,237 for the three month periods ended June 30, 2011 and 2010, respectively, and approximately $140,206 and $18,310 for the six month periods ended June 30, 2011 and 2010.

Foreign Currency Translation

The accompanying financial statements are presented in United States Dollars. The functional currency of our Company is the Renminbi, the official currency of the PRC. Capital accounts of the financial statements are translated into United States Dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rates for the six month periods ended June 30, 2011 and 2010. For all periods reported, there were no transactions outside the PRC; thus, all of our transactions are in RMB, our functional currency. Currency translation adjustments from translation to U.S. Dollars for financial reporting purposes are recorded in other comprehensive income (loss) as a component of equity.

	June 30,		December 31,
	2011	2010	2010
Quarter-end RMB: U.S. Dollar exchange rate	6.4640	6.8086	6.5910
Average RMB: U.S. Dollar exchange rate	6.5074	6.8335	6.7599

Accumulated Other Comprehensive Income (Loss)

We report comprehensive income (loss) in accordance with the provisions of ASC Topic 220, Comprehensive Income, which establishes standards for reporting comprehensive income or loss and its components in the financial statements. The accumulated other comprehensive income (loss) represents foreign currency translation adjustments.

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

Shipping and Handling Costs

Shipping and handling costs billed to customers are recorded net of the amount collected. Shipping and handling expense included in selling expenses amounted to $2,307,394 and $1,124,745 for the three month periods ended June 30, 2011 and 2010, respectively, and $3,110,010 and $1,729,324 for the six month periods ended June 30, 2011 and 2010, respectively.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We do not expect adoption of this standard to have a material impact on our financial position, results of operations, or cash flows.

Annec Green Refractories Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

2.	Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In December 2010, the FASB issued ASU 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We do not expect adoption of this standard to have a material impact on our financial position, results of operations, or cash flows.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. ASU 2010-09 became effective immediately upon issuance. The adoption of this statement did not have a material impact on our financial position, results of operations, or cash flows.

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

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements–a consensus of the FASB Emerging Issues Task Force. ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a combined unit. Specifically, this guidance amends the criteria in the “Revenue Recognition – Multiple-Element Arrangements” subtopic of the Codification for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with the option to provide retrospective presentation for prior years. The adoption of this standard will not have a material impact on our financial position, results of operations, or cash flows.

Annec Green Refractories Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

3.	Inventories

The components of the Company’s inventories are as follows:

	June 30,	December 31,
	2011	2010
Raw materials	$3,761,560	$3,258,408
Work in process	730,020	482,242
Finished goods	25,885,808	21,962,564
Total inventories	$30,377,388	$25,703,214

4.	Plant and Equipment, net

The components of the Company’s plant and equipment are as follows:

	June 30,	December 31,
	2011	2010
Plants and buildings	$10,228,805	$9,773,631
Machinery and equipment	4,431,250	3,966,474
Vehicles	1,719,606	1,588,532
Others	71,094	63,713
	16,450,755	15,392,350
Less accumulated depreciation	(3,798,828)	(3,298,725)
Total plant and equipment, net	$12,651,927	$12,093,625

Depreciation expense related to property and equipment was $337,790 and $276,326 for the three month periods ended June 30, 2011 and 2010, respectively, and was $660,176 and $547,705 for the six month periods ended June 30, 2011 and 2010, respectively. The Company has recorded a gain (loss) on sale of property and equipment of $6,118 and $463,371 for the three month periods ended June 30, 2011 and 2010, respectively, and of $34,700 and $463,371 for the six month periods ended June 30, 2011 and 2010, respectively

Annec Green Refractories Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

5.	Land Use Rights, net

The components of the Company’s land use rights are as follows:

	Estimated Remaining Life	June 30, 2011
Land use rights	48.4 years	$2,278,837
Less accumulated amortization		(68,820)
Total land use rights, net		$2,210,017

Amortization expense related to land use rights was $14,705 and $10,806 for the three month periods ended June 30, 2011 and 2010, respectively, and $27,419 and $14,268 for the six month periods ended June 30, 2011 and 2010, respectively. The difference between the amortization expense and accumulated amortization is due to exchange rate differences as we translate expense using an average exchange rate for the fiscal year and translate the accumulated amortization using the fiscal year end exchange rate.

Amortization of land use rights attributable to future periods is as follows:

Period ending June 30:
2012	$45,244
2013	45,244
2014	45,244
2015	45,244
2016	45,244
Thereafter	1,983,797
$2,210,017

6.	Short-Term Loans

The components of the Company’s short-term loans are as follows:

	June 30, 2011	December 31, 2010
Short-term loans:
Loans due to financial institutions	$9,569,926	$8,475,193

All short-term loans are due within one year and have interest rates ranging from 5.84% to 11.63% during 2011 and 2010. As of June 30, 2011, all of the loans, with the exception of three, are secured by the Company’s movable property or equipment mortgages. Three loans are secured by multiple guarantors and one loan is secured by an office building.

Annec Green Refractories Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

7.	Bank Notes Payable

The components of the Company’s bank notes payable are as follows:

	June 30, 2011	December 31, 2010
Notes payable:
Loans due to financial institutions	$6,961,634	$5,310,272

Bank notes payable are due to financial institutions with maturity dates of six months. All are noninterest-bearing notes. The notes payable are not secured, but do require cash to be held in reserve of 50% to 100% of the total outstanding notes payable. At June 30, 2011 and 2010, the Company had approximately 78% and 83% of the loan amounts due held in reserve as restricted cash.

8.	Long-Term Loans

The components of the Company’s long-term loans are as follows:

	June 30, 2011	December 31, 2010
Long-term loans:
Loan due to financial institutions	$1,061,262	$1,189,501

The long-term loan is due after one year and has interest rate of 7.15% and is secured by one of the Company’s office buildings.

Future minimum payments for the long-term loans are as follows:

Period ending June 30:
2013	$303,218
2014	303,218
2015	303,218
2016	151,608
$1,061,262

9.	Stockholders’ Equity

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

Annec Green Refractories Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

9.	Stockholders’ Equity, continued

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

A reconciliation of the numerator and denominator of basic and diluted net income per common share is provided as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2,011	2,010	2,011	2,010
Net income	$1,387,076	$1,162,810	$2,789,927	$1,290,518
Denominator
Common shares issued and outstanding	11,150,000	11,150,000	11,150,000	11,150,000
Effect of reverse stock split	(10,374,299)	(10,374,299)	(10,374,299)	(10,374,299)
Conversion of Series A preferred stock	19,220,000	19,220,000	19,220,000	19,220,000

Weighted average common stock outstanding	19,995,701	19,995,701	19,995,701	19,995,701

10.	Related Party Transactions

At June 30, 2011 and 2010, the Company had loans payable to the Chairman (Fuchao Li), the CEO (Jiantao Li), and a minority shareholder (Yinling Fan) of the Company. The Company and the owners have not signed notes, there are no specific due dates, and no interest is paid on the loans. Money is transferred between the owners and the Company mainly for cash flow purposes. The amounts loaned and borrowed are short-term in nature and the balances at both year-ends are considered at the fair market value of the amounts owed. The following amounts were payable to the owners as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Fuchao Li	$576,113	$731,907
Yinling Fan	188,738	185,101
JianTao Li	618,812	-
	$1,383,663	$917,008

Annec Green Refractories Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

11.	Income Taxes

The Company is subject to applicable local tax statutes and is governed by the Income Tax Law of the PRC and local income tax laws (the “PRC Income Tax Law”).

Zhengzhou Annec qualified as a hi-tech corporation and was accorded certain tax incentives for said designation. Accordingly, Zhengzhou Annec was subject to tax at a statutory rate of 15% for the six month periods ended June 30, 2011 and 2010. Zhengzhou Annec will continue to be subject to a 15% tax rate for the year ending December 31, 2011, and expects that thereafter will become subject to a rate of 25% unless Annec applies for and receives a further tax holiday for the succeeding five years. The tax savings due to this tax holiday is approximately $102,308 and $158,329 for the three month periods ended June 30, 2011 and 2010, respectively, and approximately $256,308 and $169,329 for the six month periods ended June 30, 2011 and 2010, respectively.

Beijing Annec is subject to taxes at a statutory rate of 25%.

12.	Commitments and Contingencies

Third Party Guarantees

The Company entered into agreements as a debt guarantor during 2010 and 2011 for six parties. The guaranteed amount is approximately $7,735,149 as of June 30, 2011.

Other parties also acted as a debt guarantor for the Company starting in 2010. As of June 30, 2011, the Company’s loans guaranteed by other parties are approximately $4,641,089, The Company has not historically incurred any losses due to such debt guarantees. Additionally, the Company has determined that the fair value of the guarantees is immaterial.

Leases

The Company leases one of the factories under a non-cancelable operating lease with a third party from April 1, 2010 through April 1, 2014. Rent expense included in general and administrative expense was $59,548 and $72,632 in the six month periods ended June 30, 2011 and 2010, respectively. A summary of future minimum lease payments as of June 30, 2011 is presented below.

Minimum Lease Payments
Year ending December 31:
2012	$219,678
2013	219,678
$439,356

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

Information on reportable segments for the three and six month periods ended June 30, 2011 and 2010 and as of June 30, 2011 and December 31, 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Zhengzhou Annec	$18,694,933	$15,839,082	$31,752,962	$20,531,241
Beijing Annec	5,576,361	-	5,576,361	3,280,322
Total	24,271,294	15,839,082	37,329,323	23,811,563
Cost of revenues:
Zhengzhou Annec	10,957,026	10,516,874	18,530,442	12,816,161
Beijing Annec	4,834,790	-	4,834,790	2,742,285
Total	15,791,816	10,516,874	23,365,232	15,558,446
Operating expenses:
Zhengzhou Annec	5,606,846	3,201,639	8,611,256	5,471,550
Beijing Annec	263,033	103,708	708,640	279,328
Total	5,869,879	3,305,347	9,319,896	5,750,878
Income from operations	$2,609,599	$2,016,861	$4,644,195	$2,502,239

	June 30, 2011	December 31, 2010
Plant and equipment, net:
Zhengzhou Annec	$12,519,440	$11,926,639
Beijing Annec	132,487	166,986
Total identifiable assets	$12,651,927	$12,093,625

Annec Green Refractories Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

14.	Subsequent Events

The Company has evaluated all events occurring subsequent from June 30, 2011 through the date which these financial statements were filed with the SEC during which time nothing has occurred outside the normal course of business operations.

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

Overview Business

We are a refractory and production-based company that designs, develops, produces, and markets refractory products.  All of our current business operations are conducted through our wholly-foreign owned Chinese subsidiary, Zhengzhou Annec Industrial Co., Ltd. (“Zhengzhou Annec”) and our variable interest entity, Annec (Beijing) Engineering Technology Co., Ltd. (“Beijing Annec”).

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

Restricted Cash

Restricted cash represents cash that is held by the banks as collateral for notes payable. The banks generally have collateral requirements ranging from 50% to 100% of the outstanding notes payable. At June 30, 2011 and December 31, 2010, the Company has about 78% and 83% of the outstanding notes payable balances held by the banks as collateral.

Concentration of Credit and Other Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, restricted cash, bank notes receivable, accounts receivable, retentions receivable and other receivables. The Company holds all its bank deposits with banks in China. In China, there is no equivalent federal deposit insurance as in the United States; as such, these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through June 30, 2011. In an effort to mitigate any potential risk, the Company periodically evaluates the credit quality of the financial institutions which hold the bank deposits and the Company holds its cash in multiple banks supported by the local and Central Government of the PRC.

The Company does not require collateral or other security to support the accounts receivable. We are exposed to credit risk in the event of nonpayment by customers to the extent of amounts recorded on the balance sheet. One customer accounted for 22% and 33% of our accounts receivable balance as of June 30, 2011 and December 31, 2010, respectively. An additional customer accounted for 10% and 15% of accounts receivable balance as of June 30, 2011 and December 31, 2010, respectively.

Two customers individually accounted for 31%, and 21% of our revenue in the three month periods ended June 30, 2011, respectively. Five customers individually accounted for 15%,15%,11%,10% and 10% of our revenue in the three month periods ended June 30, 2010, respectively. Two customers individually accounted for 26%, and 14% of our revenue in the six month periods ended June 30, 2011, respectively. Three customers individually accounted for 14%, 10% and 10% of our revenue in the six month periods ended June 30, 2010, respectively.

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

Government Assistance

The Company is currently the beneficiary of government grants that are generally intended to be used towards capital technology improvement with the end goal of increased production and energy efficiency. These grants are recorded as deferred income in the liabilities section of the balance sheet when cash is received and are accreted into nonoperating income over the life of the asset, to the extent that the grant is related to an asset. For grants not related to any assets in certain cases, the Company records non-operating income when earned. The government grant income included in other income amounted to approximately $88,796 and $8,237 for the three month periods ended June 30, 2011 and 2010, respectively, and approximately $140,206 and $18,310 for the six month periods ended June 30, 2011 and 2010.

Foreign Currency Translation

The accompanying financial statements are presented in United States Dollars. The functional currency of our Company is the Renminbi, the official currency of the PRC. Capital accounts of the financial statements are translated into United States Dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rates for the six month periods ended June 30, 2011 and 2010. For all periods reported, there were no transactions outside the PRC; thus, all of our transactions are in RMB, our functional currency. Currency translation adjustments from translation to U.S. Dollars for financial reporting purposes are recorded in accumulated other comprehensive income as a component of stockholders’ equity.

	June 30,		December 31,
	2011	2010	2010
Period-end RMB: U.S. Dollar exchange rate	6.4640	6.8086	6.5910
Average RMB: U.S. Dollar exchange rate	6.5074	6.8335	6.7599

Accumulated Other Comprehensive Income (Loss)

We report comprehensive income (loss) in accordance with the provisions of ASC Topic 220, Comprehensive Income , which establishes standards for reporting comprehensive income or loss and its components in the financial statements. The accumulated other comprehensive income represents foreign currency translation adjustments.

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

Shipping and Handling Costs

Shipping and handling costs billed to customers are recorded net of the amount collected. Shipping and handling expense included in selling expenses amounted to $2,307,394 and $1,124,745 for the three month periods ended June 30, 2011 and 2010, respectively, and $3,110,010 and $1,729,324 for the six month periods ended June 30, 2011 and 2010, respectively.

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

Results of Operations

Comparison for the Three Months ended June 30, 2011 and 2010

	Three Months Ended June 30,
	2011	As % of Revenues	2010	As % of Revenues
Statements of Operations Data
Revenues	24,271,294	100%	15,839,082	100%
Cost of Revenues	15,791,816	65%	10,516,874	66%
Gross Profit	8,479,487	35%	5,322,208	34%
Operating Expenses
Selling	4,540,047	19%	1,742,207	11%
General and administrative	1,329,832	5%	1,563,140	10%
Total other income/(expense), net	(896,503)	4%	(616,557)	4%
Income before provision for income taxes	1,713,096	7%	1,400,304	9%
Provision for income taxes	326,020	1%	237,494	1%
Net income	1,387,076	6%	1,162,810	7%

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

Revenues for the three months ended June 30, 2011 was $24,271,294 compared to $15,839,082 for the three months ended June 30, 2010.  Revenues for the three months ended June 30, 2011 increased by $8,432,212, or by 53%.  Revenues for Zhengzhou Annec for the three months ended June 30, 2011, increased by $2,855,851 or 18%, to $18,694,933 from $15,839,082 for the three months ended June 30, 2010. Revenues for Beijing Annec for the three months ended June 30, 2011 increased by $5,576,361 or 100%, to $5,576,361 from $0 for the three months ended June 30, 2010. The increase in revenues of refractory products by Zhengzhou Annec was mainly due to (i) increased demands from existing customers, (ii) 8 new clients, and (iii) increased in average sales price from $335 to $413 during the second quarter ended June 30, 2011. The increase in sales of refractory products can be attributed to Zhengzhou Annec’s ongoing marketing efforts and good relationship with engineering and research firms that promote the Company’s products. The increase by Beijing Annec was mainly due to the completion of the  ChengDe ShengFeng’s hot blast stove project in the second quarter ended June 30, 2011.

	Three Months Ended June 30,
Segments	2011	% of Revenue	2010	% of Revenue
Zhengzhou Annec	18,694,933	77%	15,839,082	100%
Beijing Annec	5,576,361	23%	--	0%
Total	24,271,294	100%	15,839,082	100%

Cost of Revenue

Cost of revenue was $15,791,816 and $10,516,874 for three months ended June 30, 2011 and 2010, respectively.  Cost of revenue for the three months ended June 30, 2011 increased by $5,274,942 or by 50%.  Stated as a percentage of revenues, the cost of revenue for the three months ending June 30, 2011, was 65% and for the corresponding period of 2010 was 66%. Cost of revenue related to Zhengzhou Annec for the three months ended June 30, 2011 increased by $440,152, or 4% to $10,957,026 from $10,516,874 for the same period in 2010.  The cost of revenues for Beijing Annec for the three months ended June 30, 2011 increased by $4,834,790, to $4,834,790 from $0 for the same period in 2010.  The increase in cost of revenue was primarily attributable to increase of sales, the completion of the of ChengDe ShengFeng’s hot blast stove project, and the increased unit cost of refractory products from $224 to $270.

Operating Expenses

General and Administrative.  General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with facilities, and other administrative expenses.  General and administrative expenses were $1,329,832 and $1,563,140 for the three months ended June 30, 2011 and 2010, respectively. The $233,308 or 15% decrease  in general and administrative expense was primarily attributable to a decrease in consulting fees paid to third party designers as a result of improved in-house design capabilities.

Selling Expenses.  Selling expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and travel, advertising, promotions, trade shows, seminars, and other programs. Selling expenses were $4,540,047and $1,742,207 for the three months ended June 30, 2011 and 2010, respectively. The $2,797,840 or a 160% increase in selling expense was due to increased variable costs such as commissions paid to sellers, shipping expense, packaging expense and traveling expense, including payment of such selling expenses in advance for products in transit to customers. In addition, the increase of new clients also caused the increase in selling expenses as well.

Other Income (Expense), net.   The total other income (expense), net was $896,503 and $616,557 for the three months ended June 30, 2011 and 2010, respectively.  The increase of $279,946, or 45%, in total other expense was primarily attributable to recognition of a government grant subsidy in 2011, and discount interest of bank notes receivable caused the increase of  interest expense in the second quarter end June 30, 2011. An increase in interest income, and an increase in interest expense and other income (expenses), net as detailed in the following table:

	Three Months Ended June 30,
	2011	2010
Other income (expense):
Interest income	85,808	26,981
Interest expense	(1,087,524)	(340,310)
Other income (expense), net	105,213	(303,228)
Total other income (expense), net	(896,503)	(616,557)

Comparison for the Six Months ended June 30, 2011 and 2010

	Six Months Ended June 30,
	2011	As % of Revenues	2010	As % of Revenues
Statements of Operations Data
Revenues	37,329,323	100%	23,811,563	100%
Cost of Revenues	23,365,232	63%	15,558,446	65%
Gross Profit	13,964,091	37%	8,253,117	35%
Operating Expenses
Selling	6,637,934	18%	2,923,093	12%
General and administrative	2,681,962	7%	2,827,785	12%
Total other income/(expense), net	(1,266,377)	3%	(946,104)	4%
Income before provision for income taxes	3,377,818	9%	1,556,135	7%
Provision for income taxes	587,891	2%	265,617	1%
Net income	2,789,927	7%	1,290,518	5%

Revenues

Revenues for the six months ended June 30, 2011 was $37,329,323 compared to $23,811,563 for the six months ended June 30, 2010.  Revenues for the six months ended June 30, 2011 increased by $13,517,760, or by 57%.  Revenues for Zhengzhou Annec for the six months ended June 30, 2011, increased by $11,221,722 or 55%, to $31,752,962 from $20,531,240 for the six months ended June 30, 2010. Revenues for Beijing Annec for the six months ended June 30, 2011 increased by $2,296,038, or 70%, to $5,576,361 from $3,280,323 for the six months ended June 30, 2010. The increase in sales of refractory products by Zhengzhou Annec was mainly due to several aspects. The existing customers increased their demand, the average sale price was increased, and Zhengzhou Annec obtained new clients during the first and second quarter ended June 30, 2011. The increase by Beijing Annec was mainly due to the completion of ChengDe ShengFeng’s hot blast stove project in the second quarter of 2011.

	Six Months Ended June 30,
Segments	2011	% of Revenue	2010	% of Revenue
Zhengzhou Annec	31,752,962	85%	20,531,240	86%
Beijing Annec	5,576,361	15%	3,280,323	14%
Total	37,329,323	100%	23,811,563	100%

Cost of Revenue

Cost of revenue was $23,365,232 and $15,558,446 for six months ended June 30, 2011 and 2010, respectively.  Cost of revenue for the six months ended June 30, 2011 increased by $7,806,786 or by 50%.  Stated as a percentage of revenues, the cost of revenue for the six months ending June 30, 2011, was 63% and for the corresponding period of 2010 was 65%. Cost of revenue related to Zhengzhou Annec for the six months ended June 30, 2011 increased by $5,714,281, or 45% to $18,530,442 from $12,816,161 for the same period in 2010.  The cost of revenues for Beijing Annec for the six months ended June 30, 2011 increased by $2,092,505, or 76% to $4,834,790 from $2,742,285 for the same period in 2010.  The increase in cost of revenue was primarily attributable to increase of sales and unit cost of the refractory products, and the completion of ChengDe ShengFeng’s hot blast stove project in the second quarter of ended June 30, 2011.

Operating Expenses

General and Administrative.  General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with facilities, and other administrative expenses.  General and administrative expenses were $2,681,962 and $2,827,785 for the six months ended June 30, 2011 and 2010, respectively. The $145,823 or 5% decrease  in general and administrative expense was primarily attributable to an increase in work hours related payroll and employee benefits.

Selling Expenses.  Selling expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and travel, advertising, promotions, trade shows, seminars, and other programs. Selling expenses were $6,637,934 and $2,923,093 for the six months ended June 30, 2011 and 2010, respectively. The $3,714,841 or 127% increase in selling expense was due to increased variable costs such as commissions paid to sellers, shipping expense, packaging expense and traveling expense. In addition, the increase in new clients also caused an increase in selling expenses as well.

Other Income (Expense), net.   The total other income (expense), net was $1,266,377 and $946,104 for the six months ended June 30, 2011 and 2010, respectively.  The increase of $320,273, or 34%, in total other expense was primarily attributable to recognition of a government grant subsidy in 2011, and discount interest of bank notes receivable caused the increase of  interest expense. An increase in interest income, and an increase in interest expense and other income (expenses), net as detailed in the following table:

	Six Months Ended June 30,
	2011	2010
Other income (expense):
Interest income	184,644	51,492
Interest expense	(1,692,784)	(619,466)
Other income (expense), net	241,763	(378,130)
Total other income (expense), net	(1,266,377)	(946,104)

Inventory

Inventory has increased $4,674,174, moving to $30,377,388 at June 30, 2011, from $25,703,214 at December 31, 2010. The Company had increase in sales in the quarter ended June 30, 2011, which increased the inventory level in order to fulfill orders. The inventory consists of final-products awaiting shipment, semi-finsihed products and raw materials.   The Company believes that it will be able to convert inventory into cash within 6 to 18 months.

Liquidity and Capital Resources

We had retained earnings of $22,792,112 and $20,700,451 as of June 30, 2011 and December 31, 2010, respectively.

As of June 30, 2011, we had cash and restricted cash of $6,460,340 and total current assets of $82,221,665 compared to cash and restricted cash of $5,930,138, and total current assets of $64,397,444 as of December 31, 2010.  Restricted cash is used to secure bank notes; the guaranteed percentage in June 30, 2011 and December 31, 2010 is 78% and 83% respectively. The reduction in the reserve ratio of cash required to secure bank notes is a result of our improved credit standing.

As of June 30, 2011, we had accounts receivable of $18,187,504 representing 22% of our total current assets, compared to $16,130,117, representing 25% of total current assets as of December 31, 2010.  Accounts receivable increased $2,057,387 or 13% compared to December 31, 2010 as a result of increased sales. At the same time, we had a 64% increased in total revenue compared to December 31, 2010.

As of June 30, 2011, we borrowed $576,113 from Mr. LI Fuchao, our chairman, $618,812 from Mr. LI Jiantao, our president, chief executive officer and chief financial officer, and $188,738 from Mr. FAN Yinling, a minority shareholder, for working capital purposes to purchase raw materials and to expand production capacity. This loans from related parties do not carry interest and are payable at the request of the lender.

Our total liabilities as of June 30, 2011 was $77,444,242 compared to $62,171,032 as of December 31, 2010.  The increase of $15,273,210, or 25%, was a result of increase in accounts payables, advances from customer and other payables. Advances from customer have increased $5,148,611, or 22%, compared to December 31, 2010 primarily due to increased orders during the second quarter.  Accounts payables increased by $6,855,297, or 61% compared to December 31, 2010 primarily because of increased purchases of raw materials from vendors. Other payables which consist of payables to individuals for employee borrowing for working capital purposes increased by $275,475, or 14% compared to December 31, 2010.

As of June 30, 2011, we had working capital of $8,693,997 and as of December 31, 2010, we had working capital of $6,300,513.   We believe our cash and accounts receivable are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months.  However, even if we believe that our cash reserves are sufficient to sustain operations, we must raise additional capital by the sale of our securities and/or financing in order to implement our strategic growth plans which include increasing our product line, promoting our design and engineering services, improving our products, and the potential acquisitions of mines and other refractory companies.

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

Below is a summary of our cash flow:

Net Cash (Used In) Provided by Operating Activities.   For the six months ended June 30, 2011, net cash used in operating activities was $(800,781) compared to net cash provided by operating activities of $8,631,681 for the six months ended June 30, 2010. The net cash used in operating activities for the six months ended June 30, 2011 was primarily due to the dramatic decrease of accounts receivable (the accounts receivable created by Beijing Annec will be received in the next quarter), prepaid expenses and deposits and advances from customers:

Items	2011 (US$)	2010 (US$)	Increase (US$)	Percentage
Prepaid expenses and deposits	(6,376,591)	(3,695,216)	(2,681,375)	73%
Accounts receivable, retentions receivable, and long term retentions receivable	(5,457,306)	2,307,848	(7,765,154)	-336%
Advances from customers	4,634,280	7,034,812	(2,400,532)	-34%

Net Cash Used in Investing Activities.    For the six months ended June 30, 2011, net cash used in investing activities was $2,200,890 compared to net cash used by investing activities of $2,295,645 for the six months ended June 30, 2010  The net cash provided by investment activities for the six months ended June 30, 2010 was primarily due to restricted cash for issuance of bank notes payable and net proceeds from bank notes receivable:

Items	2011 (US$)	2010 ( US$)	Increase/(Decrease) (US$)	Percentage
Restricted cash for issuance of bank notes payable	(891,829)	4,243,054	(5,134,883)	-121%
Net proceeds from bank notes receivable	(386,224)	(3,270,438)	(2,884,214)	88%

Net Cash Provided by (Used In) Financing Activities.    For the six months ended June 30, 2011, net cash provided by financing activities was $2,526,875 compared to net cash used in financing activities of $(3,555,353) for the six months ended June 30, 2010.  The net cash used by financing activities consisted primarily of payments of dividends, proceeds from loans from related parties, employees, and other individuals, net of payments, proceeds from issuance of short-term borrowings, net of payments:

Type of Proceeds	2011 (US$)	2010 (US$)	Increase (US$)	Percentage
Payments of dividends	(700,731)	(207,734)	(492,997)	237%
Proceeds from loans to related parties, employees, and other individuals, net of payments	933,845	(1,299,248)	2,233,093	-172%
Proceeds from issuance of short-term borrowings, net of payments	2,443,420	(2,048,371)	4,491,791	-219%

Loan Facilities

           In China, banks usually do not provide long term loans to businesses. Most loans are short term loans (12 months or less). All of our loans with Chinese banks are for a period of twelve months. As such, each year we repay our loans and/or apply for new loans with our banks or with other banks for working capital needs.  At June 30, 2011, we borrowed approximately $9.57 million from various short-term bank loans for the working capital needs and repaid approximately $3.1 million. All of our bank borrowings are secured by our land and buildings and/or guaranteed by third parties. As of June 30, 2011, the Company and its subsidiaries have the following loan facilities with the following terms:

Lender	Secured	Duration	Outstanding as of June 30, 2011	Annual Interest Rates
Agricultural Credit Union	By third parties	1 year	$1,547,030	0.6%
Agricultural Credit Union	Machinery and equipments	1 year	$618,812	0.875%
Agricultural Credit Union	Machinery and equipments	1year	$464,109	0.96%
Agricultural Credit Union	Machinery and equipments	1year	$139,233	0.915%
Agricultural Credit Union	Machinery and equipments	1 year	$309,406	0.969%
China CITIC Bank	By third parties	1 year	$1,547,030	0.694%
Guangdong Development Bank	By third parties	1 year	$1,547,030	0.757%
Shanghai Pudong Development Bank	Land	6 months	$3,094,059	0.56%
Shanghai Pudong Development Bank	Office building	1 year	$303,217	0.715%
			$9,569,926

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

In China, because the bank lending system is still relatively new, it is common practice for companies to enter into cross-guarantee arrangements in order to secure lines of credit with banks.  Zhengzhou Annec entered into agreements as a debt guarantor during 2010 for six unaffiliated companies (“Unaffiliated Companies”).  We do not consolidate the Unaffiliated Companies into our financial statements.   In China, companies provide guarantees to other companies in the community to assist them in getting bank loans. The guaranteed amount is approximately $7.7M as of June 30, 2011. In exchange, the other unaffiliated companies also act as a debt guarantor for Zhengzhou Annec. As of June 30, 2011, Zhengzhou Annec's loans guaranteed by other unaffiliated companies are approximately $4.6M. Zhengzhou Annec has not historically incurred any losses due to such debt guarantees. Additionally, Zhengzhou Annec has determined that the fair value of the guarantees is immaterial.

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

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved).

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No	Description
31.1*	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act

31.2*	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act

32.1*	Certifications of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

32.2*	Certifications of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Annec Green Refractories Corporation

Date: August 15, 2011	By:	/s/ LI Jiantao
LI Jiantao
Title: Chief Executive Officer and Chief Financial Officer