Form 10-Q
period 2011-09-30
Annec Green Refractories Corp
filed 2011-11-14
CIK 1501162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
 Yes   ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 8, 2011 there were 19,995,701 shares of the registrant’s common stock issued and outstanding.

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

ANNEC GREEN REFRACTORIES CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Annec Green Refractories Corporation
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2011	2010 (1)

Assets
Current assets:
Cash	$511,381	$1,504,971
Restricted cash	3,124,121	4,425,167
Bank notes receivable	4,999,723	1,056,569
Accounts receivable (net of allowance of $811,190 and $572,793 at September 30, 2011 and December 31, 2010, respectively)	28,966,047	16,130,117
Retentions receivable	9,661,325	4,553,071
Prepaid expenses and deposits	16,272,640	5,604,102
Other receivables	5,061,474	5,420,233
Inventories	38,649,235	25,703,214
Total current assets	107,245,946	64,397,444
Long-term retentions receivable	4,480,732	5,425,110
Deposits for capital expenditure	3,201,283	3,235,272
Plant and equipment, net	12,746,717	12,093,625
Land use rights, net	2,217,205	2,193,823
Long-term investment	156,206	151,722
Total assets	$130,048,089	$87,496,996
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term loans	$12,005,998	$8,475,193
Bank notes payable	3,124,121	5,310,272
Accounts payable and accrued expenses	23,850,099	11,271,228
Advances from customers	43,951,086	23,105,778
Salaries payable	557,859	436,635
Taxes payable	1,191,687	2,535,965
Related party payable	2,356,968	917,008
Loans payable to employees	2,600,786	2,154,409
Loans payable to other individuals	2,967,915	1,972,387
Other payable	2,180,426	1,918,056
Total current liabilities	94,786,945	58,096,931
Deferred income	2,839,655	2,884,600
Long-term loans	995,033	1,189,501
Total liabilities	98,621,633	62,171,032
Commitments and contingencies (Note 12)
Stockholders’ equity:
Series A preferred stock, $0.0001 par value; 20,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 19,995,701 issued and outstanding	2,000	2,000
Additional paid-in capital	4,046,992	4,046,992
Retained earnings	26,000,245	20,700,451
Accumulated other comprehensive income	1,377,219	576,521
Total stockholders’ equity	31,426,456	25,325,964
Total liabilities and stockholders’ equity	$130,048,089	$87,496,996

(1)	Derived from the consolidated audited financial statements included in our annual report filed on Form 8-K/A with the SEC for the year ended December 31, 2010.

See accompanying notes to the unaudited condensed consolidated financial statements

Annec Green Refractories Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$21,284,455	$15,358,263	$58,613,778	39,169,826

Cost of revenues	11,415,483	8,377,592	34,780,715	23,936,038

Gross profit	9,868,972	6,980,671	23,833,063	15,233,788

Operating expenses:
Selling	4,288,462	1,308,240	10,926,396	4,231,333
General and administrative	1,289,033	1,274,678	3,970,995	4,102,463

Total operating expenses	5,577,495	2,582,918	14,897,391	8,333,796

Income from operations	4,291,477	4,397,753	8,935,672	6,899,992

Other income (expense):
Interest income	72,579	8,621	257,223	60,113
Interest expense	(638,521)	(296,713)	(2,331,305)	(916,179)
Other income (expense), net	80,679	(5,969)	322,442	(384,099)

Total other income (expense), net	(485,263)	(294,061)	(1,751,640)	(1,240,165)

Income before provision for income taxes	3,806,214	4,103,692	7,184,032	5,659,827

Provision for income taxes	598,081	646,719	1,185,972	912,336

Net income	$3,208,133	$3,456,973	$5,998,060	4,747,491

Net income per share–basic and dilutive	$0.16	$0.17	$0.30	0.24
Shares used in computing net income per share–basic and dilutive	19,995,701	19,995,701	19,995,701	19,995,701

See accompanying notes to the unaudited condensed consolidated financial statements

Annec Green Refractories Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$5,998,060	$4,747,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,048,251	845,982
Provision for bad debt	217,922	-
Loss on sale of plant and equipment	31,848	463,371
Change in assets and liabilities:
Accounts receivable, retentions receivable, and long-term retentions receivable	(16,186,208)	(2,016,266)
Prepaid expenses and deposits	(10,334,699)	(4,716,670)
Other receivables	510,638	2,242,525
Inventories	(11,991,206)	(4,862,952)
Accounts payable and accrued expenses	12,092,207	(3,292,671)
Advances from customers	19,839,514	4,731,836
Salary payable	106,585	216,214
Taxes payable	(1,396,496)	355,593
Deferred income	(128,112)	1,869,826
Other payable	202,389	30,243

Net cash provided by operating activities	10,693	614,522

Cash flows from investing activities:
Net proceeds from bank notes receivable	(3,849,275)	(225,217)
Restricted cash for issuance of bank notes payable	1,408,896	2,787,395
Deposits for capital expenditure	127,530	-
Purchase of plant and equipment	(1,454,403)	(1,567,937)
Purchase of land use rights	-	(2,176,301)
Proceeds from sale of plant and equipment	79,926	126,753

Net cash used in investing activities	(3,687,326)	(1,055,307)

Cash flows from financing activities:
Payments of dividends	(705,276)	(208,291)
Proceeds from loans to related parties, employees, and other individuals, net of payments	2,689,031	461,472
Proceeds from issuance of short-term borrowings, net of payments	922,226	1,026,935
Proceeds from issuance of long-term borrowings, net of payments	(225,945)	-

Net cash provided by financing activities	2,680,036	1,280,116

Net (decrease) increase in cash	(996,597)	839,331

Effect of exchange rate changes	3,007	33,727
Cash at beginning of period	1,504,971	1,227,457
Cash at end of period	$511,381	$2,100,515

Supplementary disclosure of cash flow information
Noncash investing activities:
Reduction of accounts payable through disposal of plant and equipment	$42,576	$14,671

Cash paid during the period:
Interest	1,959,534	874,681
Income taxes	662,718	317,668

See accompanying notes to the unaudited condensed consolidated financial statements

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 8-K/A for the fiscal year ended December 31, 2010, which was filed with the Securities and Exchange Commission (SEC) on April 14, 2011. The results of operations for the nine-month period ended September 30, 2011 are not necessarily indicative of the results for the year ended December 31, 2011 or any other interim period. The accompanying condensed consolidated financial statements include all wholly-owned subsidiaries and all subsidiaries over which the Company exercises the power and control to direct activities significantly impacting financial performance. All significant intercompany accounts and transactions have been eliminated in consolidation.

On February 11, 2011, Annec Green Refractories Corporation, formerly E-Band Media, Inc. (E-Band Media) entered and closed a Share Exchange Agreement (Share Exchange Agreement), with certain shareholders and warrant holders, Dean Konstantine, Muzeyyen Balaban, Bernieta Masters, and Linda Masters, and with China Green Refractories Limited , a BVI corporation (“China Green”), and its shareholders, New-Source Group Limited, a BVI company, High-Sky Assets Management Limited, a BVI company, Joint Rise Investments Limited, a BVI company, Giant Harvest Investment Limited, a BVI company, and Mr. QIAN Yun Ting (collectively, the “China Green Shareholders”), pursuant to which E-Band Media acquired 100% of the issued and outstanding capital stock of China Green in exchange for 19,220 shares of E-Band Media’s Series A Convertible Preferred Stock (“Series A Preferred Stock”). Pursuant to the terms of the Share Exchange Agreement, E-Band Media agreed to affect a 1-for-14.375 reverse stock split (“Reverse Split”) of its outstanding common stock. The Reverse Stock Split was affected on April 18, 2011. In addition, pursuant to the Share Exchange Agreement, the China Green Shareholders acquired all 10,000,000 shares of E-Band Media’s common stock from Dean Konstantine (“Controlled Shares”) and all outstanding warrants of E-Band Media from Muzeyyen Balaban, Bernieta Masters, and Linda Masters, representing warrants to purchase up to 5,000,000 shares of our common stock (“Warrants”) for an aggregate purchase price of $250,000 and 100 shares of Series A Preferred Stock held by China Green Shareholders. The Warrants were cancelled by the China Green Shareholders pursuant to the Share Exchange Agreement. As a result of the Share Exchange Agreement, the China Green Shareholders own 98% of our issued and outstanding common stock on an as-converted common stock basis as of and immediately after the effectiveness of the Reverse Split as contemplated by the Share Exchange Agreement.

Annec Green Refractories Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation and Description of the Company, continued

The unaudited combined condensed consolidated financial statements have been prepared with the effect of the merger of China Green and E-Band Media, Inc. as a reverse acquisition of assets and a recapitalization in accordance with accounting principles generally accepted in the United States. For accounting purposes, China Green is considered to be acquiring E-Band Media, Inc. in the merger and E-Band Media,Inc. does not meet the definition of a business in accordance with ASC Topic 805-10, Business Combinations, because E-Band Media, Inc. had no material assets or liabilities at the time of closing of the merger and these assets and liabilities do not constitute a business pursuant to ASC Topic 805. Consequently, all of the assets and liabilities of E-Band Media, Inc. have been reflected in the financial statements at their respective fair values and no goodwill or other intangibles will be recorded as part of acquisition accounting and the cost of the merger is measured at net assets acquired.

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

As stated in the Plan of Reorganization ordered by the Court, these shares were issued “to enhance the distribution to creditors,” i.e. to enhance their opportunity to recover the losses they sustained in the AP bankruptcy. To this end, AP, by and through its President, agreed “to use its best efforts to have the shares publicly traded on the Over-The-Counter market in order to provide an opportunity for liquidity to the creditors” (from the Court approved “Disclosure Statement” describing the Plan of Reorganization). Subsequent to the effectiveness of the plan of reorganization the Company issued 10,000,000 restricted shares to its President, Dean Konstantine, at par value ($0.0001) for services rendered and costs advanced totaling $1,000.

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

2.	Summary of Significant Accounting Policies

Restricted Cash

Restricted cash represents cash that is held by the banks as collateral for notes payable. The banks generally have collateral requirements ranging from 50% to 100% of the outstanding notes payable. At September 30, 2011 and December 31, 2010, the Company has about 100% and 83% of the outstanding notes payable balances held by the banks as collateral.

Concentration of Credit and Other Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, restricted cash, bank notes receivable, accounts receivable and other receivable. The Company holds all its bank deposits with banks in China. In China, there is no equivalent federal deposit insurance as in the United States; as such, these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through September 30, 2011. In an effort to mitigate any potential risk, the Company periodically evaluates the credit quality of the financial institutions which hold the bank deposits and the Company holds its cash in multiple banks supported by the local and Central Government of the PRC.

The Company does not require collateral or other security to support the trade receivables. We are exposed to credit risk in the event of nonpayment by customers to the extent of amounts recorded on the balance sheet. One customer accounted for 25% and 15% of our trade receivables, retentions receivable and long-term retentions receivable balance as of September 30, 2011 and December 31, 2010, respectively. An additional customer accounted for 16% and 33% of trade receivables, retentions receivable and long-term retentions receivable balance as of September 30, 2011 and December 31, 2010, respectively.

Annec Green Refractories Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

2.	Summary of Significant Accounting Policies, continued

Concentration of Credit and Other Risks, continued

Two customers individually accounted for 38% and 13% of our revenue in the three month periods ended September 30, 2011. Two customers individually accounted for 34% and 10% of our revenue in the three month periods ended September 30, 2010. One customer individually accounted for 30% of our revenue in the nine month periods ended September 30, 2011. Two customers individually accounted for 13% and 13% of our revenue in the nine month periods ended September 30, 2010.

Other receivables are comprised of three categories: receivables from individuals (both employees and other individuals), receivables from other companies and security deposits for large contracts, all of which are generally unsecured. The Company is required to advance a security deposit or retentions in certain percentages generally approximately 10% of sales contract value to its customers.  Retentions will be returned to the Company upon the completion of the projects. For certain long term customers, prior retentions amounts are carried over to different projects with the same customers.

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economical, and legal environment in the PRC. The Chinese Government controls its foreign currency reserves through restrictions on imports and conversion of Renminbi (RMB) into foreign currency. In July 2005, the Chinese Government adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate.” During January 2008 to September 2011, the exchange rate between RMB and U.S. Dollars (USD) has fluctuated from USD $1.00 to RMB 7.3141 and USD $1.00 to RMB 6.4018, respectively. There can be no assurance that the exchange rate will remain stable. The Renminbi could appreciate or depreciate against the U.S. Dollar. The Company’s financial condition and results of operations may also be affected by changes in the value of certain currencies other than the Renminbi in which its earnings and obligations are denominated.

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

Annec Green Refractories Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

2.	Summary of Significant Accounting Policies, continued

Government Assistance

The Company is currently the beneficiary of government grants that are generally intended to be used towards capital technology improvement with the end goal of increased production and energy efficiency. These grants are recorded as deferred income in the liabilities section of the balance sheet when cash is received and are accreted into nonoperating income over the life of the asset, to the extent that the grant is related to an asset. For grants not related to any assets in certain cases, the Company records non-operating income when earned. The government grant income included in other income amounted to approximately $51,040 and $8,271 for the three month periods ended September 30, 2011 and 2010, respectively, and approximately $191,246 and $26,581 for the nine month periods ended September 30, 2011 and 2010, respectively.

Foreign Currency Translation

The accompanying financial statements are presented in United States Dollars. The functional currency of our Company is the Renminbi, the official currency of the PRC. Capital accounts of the financial statements are translated into United States Dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rates for the nine month periods ended September 30, 2011 and 2010. For all periods reported, there were no transactions outside the PRC; thus, all of our transactions are in RMB, our functional currency. Currency translation adjustments from translation to U.S. Dollars for financial reporting purposes are recorded in other comprehensive income (loss) as a component of equity.

	September 30,		December 31,
	2011	2010	2010

Quarter-end RMB: U.S. Dollar exchange rate	6.4018	6.6981	6.5910
Average RMB: U.S. Dollar exchange rate	6.4231	6.7803	6.7599

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

Shipping and Handling Costs

Shipping and handling costs billed to customers are recorded net of the amount collected. Shipping and handling expense included in selling expenses amounted to $1,532,903 and $581,029 for the three month periods ended September 30, 2011 and 2010, respectively, and $4,642,913 and $2,310,353 for the nine month periods ended September 30, 2011 and 2010, respectively.

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

Annec Green Refractories Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

3.	Inventories

The components of the Company’s inventories are as follows:
	September 30,	December 31,
	2011	2010

Raw materials	$4,216,773	$3,258,408
Work in process	508,148	482,242
Finished goods	33,924,314	21,962,564

Total inventories	$38,649,235	$25,703,214

4.	Plant and Equipment, net

The components of the Company’s plant and equipment are as follows:

	September 30,	December 31,
	2011	2010

Plants and buildings	$10,462,775	$9,773,631
Machinery and equipment	4,633,820	3,966,474
Vehicles	1,743,480	1,588,532
Others	74,508	63,713

	16,914,583	15,392,350
Less accumulated depreciation	(4,167,866)	(3,298,725)

Total plant and equipment, net	$12,746,717	$12,093,625

Depreciation expense related to property and equipment was $349,201 and $273,158 for the three month periods ended September 30, 2011, and 2010, respectively and of $1,009,377 and $820,863 for the nine month periods ended September 30, 2011 and 2010, respectively. The Company has recorded a gain on sale of property and equipment of $2,852 and $0 for the three month periods ended September 30, 2011 and 2010, respectively, and loss of $31,848 and $463,371 for the nine month periods ended September 30, 2011 and 2010,  respectively.

Annec Green Refractories Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

5.	Land Use Rights, net

The components of the Company’s land use rights are as follows:

	Estimated
	Remaining	September 30,
	Life	2011

Land use rights	48.4 years	$2,300,978
Less accumulated amortization		(83,773)

Total land use rights, net		$2,217,205

Amortization expense related to land use rights was $11,455 and $10,851 for the three month periods ended September 30, 2011 and 2010, respectively, and $38,874 and $25,119 for the nine month periods ended September 30, 2011 and 2010, respectively. The difference between the amortization expense and accumulated amortization is due to exchange rate differences as we translate expense using an average exchange rate for the fiscal year and translate the accumulated amortization using the fiscal year end exchange rate.

Amortization of land use rights attributable to future periods is as follows:

Period ending September 30:
2012	$46,607
2013	46,607
2014	46,607
2015	46,607
2016	46,607
Thereafter	1,984,170

$2,217,205

Annec Green Refractories Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

6.	Short-Term Loans

The components of the Company’s short-term loans are as follows:

	September 30,	December 31,
	2011	2010
Short-term loans:
Loans due to financial institutions	$12,005,998	$8,475,193

All short-term loans are due to financial institutions and are due within one year and have interest rates ranging from 5.54% to 11.63% during 2011 and 2010. As of September 30, 2011, all of the loans, with the exception of three, are secured by the Company’s movable property or equipment. Three loans are secured by multiple guarantors, one loan is secured by an office building, and one loan is secured by accounts receivable. All loans are also guaranteed by the Company’s Chairman Li Fuchao.

7.	Bank Notes Payable

The components of the Company’s bank notes payable are as follows:

	September 30,	December 31,
	2011	2010
Notes payable:
Loans due to financial institutions	$3,124,121	$5,310,272

Bank notes payable are due to financial institutions with maturity dates of six months. All are noninterest-bearing notes with immaterial imputed interest. The notes payable are not secured, but do require cash to be held in reserve of 50% to 100% of the total outstanding notes payable. At September 30, 2011 and 2010 the Company had approximately 100% and 83% of the loan amounts due held in reserve as restricted cash.

Annec Green Refractories Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

8.	Long-Term Loans

The components of the Company’s long-term loans are as follows:

	September 30,	December 31,
	2011	2010
Long-term loans:
Loan due to financial institutions	$995,033	$1,189,501

The long-term loan is due after one year and has interest rate of 7.15% and is secured by one of the Company’s office buildings.

Future minimum payments for the long-term loans are as follows:

Period ending September 30:
2013	$306,164
2014	306,164
2015	306,164
2016	76,541

$995,033

9. Stockholders’ Equity

Reverse Merger

These unaudited condensed consolidated financial statements have been prepared with the effect of the merger of Annec Green Refractories Corporation, formerly E-Band Media and China Green as a reverse acquisition and a recapitalization; therefore, China Green, its wholly owned subsidiaries, and the consolidated VIE will be deemed to be the acquiring company for accounting purposes.  Stockholders’ equity and earnings per share of the Company has been retroactively restated to reflect the number of shares of common stock issued and outstanding retroactively as if the merger had taken place at the earliest period presented.  The offset was applied to additional paid in capital.

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Net income	$3,208,133	$3,456,973	$5,998,060	$4,747,491

Denominator:
Common shares issued and outstanding	11,150,000	11,150,000	11,150,000	11,150,000
Effect of reverse stock split	(10,474,299)	(10,474,299)	(10,474,299)	(10,474,299)
Conversion of Series A preferred stock	19,220,000	19,220,000	19,220,000	19,220,000

Weighted-average common stock outstanding	19,995,701	19,995,701	19,995,701	19,995,701

Annec Green Refractories Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

10.	Related Party Transactions

At September 30, 2011 and 2010, the Company had loans payable to the Chief Executive Officer (Jiantao Li), the Chairman (Fuchao Li), and a minority shareholder (Yinling Fan) of the Company. The Company and the owners have not signed notes, there are no specific due dates, and no interest is paid on the loans. Money is transferred between the owners and the Company mainly for cash flow purposes. The amounts loaned and borrowed are short-term in nature and the balances at both year-ends are considered at the fair market value of the amounts owed. The following amounts were payable to the owners as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010

Jiantao Li	$1,562,061	$-
Fuchao Li	604,336	731,907
Yinling Fan	190,571	185,101

	$2,356,968	$917,008

11.	Income Taxes

The Company is subject to applicable local tax statutes and is governed by the Income Tax Law of the PRC and local income tax laws (the “PRC Income Tax Law”).

Zhengzhou Annec qualified as a hi-tech corporation and was accorded certain tax incentives for said designation. Accordingly, Zhengzhou Annec was subject to tax at a statutory rate of 15% for the nine month periods ended September 30, 2011 and 2010. Zhengzhou Annec will continue to be subject to a 15% tax rate for the years ending December 31, 2011, and expects that thereafter will become subject to a rate of 25% unless Zhengzhou Annec applies for and receives a further tax holiday for the succeeding five years. The tax savings due to this tax holiday is approximately $353,473 and $379,204 for the three month periods ended September 30, 2011 and 2010, respectively, and $609,781 and $548,533 for the nine month periods ended September 30, 2011 and 2010, respectively.

Beijing Annec is subject to taxes at a statutory rate of 25%.

12.	Commitments and Contingencies

Third Party Guarantees

The Company entered into agreements as a debt guarantor during 2010 and 2011 for six parties. The guaranteed amount is approximately $7,810,303 as of September 30, 2011.

Other parties also acted as a debt guarantor for the Company starting in 2010. As of September 30, 2011, the Company’s loans guaranteed by other parties are approximately $4,686,182. The Company has not historically incurred any losses due to such debt guarantees. Additionally, the Company has determined that the fair value of the guarantees is immaterial.

Annec Green Refractories Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

12.	Commitments and Contingencies, continued

Leases

The Company leases one of the factories under a noncancelable operating lease with a third party from April 1, 2010 through April 1, 2014. Rent expense included in general and administrative expense was $18,259 and $52,358 in the three month periods ended September 30, 2011 and 2010, and $77,807 and $124,990 in the nine month periods ended September 30, 2011 and 2010, respectively. A summary of future minimum lease payments as of September 30, 2011 is presented below.

Minimum
Lease
Payments
Year ending December 31:
2012	$221,813
2013	221,813

$443,626

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

Information on reportable segments for the three and nine month periods ended September 30, 2011 and 2010 and as of September 30, 2011 and December 31, 2010 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Zhengzhou Annec	$21,284,455	$15,351,952	$53,037,417	$35,883,193
Beijing Annec	-	6,311	5,576,361	3,286,633

Total	21,284,455	15,358,263	58,613,778	39,169,826

Cost of revenues:
Zhengzhou Annec	11,415,483	8,377,592	29,945,925	21,193,753
Beijing Annec	-	-	4,834,790	2,742,285

Total	11,415,483	8,377,592	34,780,715	23,936,038

Operating expenses:
Zhengzhou Annec	5,476,900	2,499,059	14,088,156	7,970,609
Beijing Annec	100,596	83,859	809,235	363,187

Total	5,577,496	2,582,918	14,897,391	8,333,796

Income from operations	$4,291,476	$4,397,753	$8,935,672	$6,899,992

	September 30,	December 31,
	2011	2010
Plant and equipment, net:
Zhengzhou Annec	$12,632,133	$11,926,639
Beijing Annec	114,584	166,986

Total identifiable assets	$12,746,717	$12,093,625

14.	Subsequent Events

The Company has evaluated all events occurring subsequent to September 30, 2011 through the date which these financial statements were filed with the SEC, during which time nothing has occurred outside the normal course of business operations, except the following:  On October 20, 2011, the Company obtained a short-term bank loan of $3,130,527 from the Bank of Luoyang for operating purposes.  The loan has a duration of one year and an interest rate of 7.872%.

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

Restricted Cash

Restricted cash represents cash that is held by the banks as collateral for notes payable. The banks generally have collateral requirements ranging from 50% to 100% of the outstanding notes payable. At September 30, 2011 and December 31, 2010, the Company has about 100% and 83% of the outstanding notes payable balances held by the banks as collateral.

Concentration of Credit and Other Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, restricted cash, bank notes receivable, accounts receivable and other receivable. The Company holds all its bank deposits with banks in China. In China, there is no equivalent federal deposit insurance as in the United States; as such, these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through September 30, 2011. In an effort to mitigate any potential risk, the Company periodically evaluates the credit quality of the financial institutions which hold the bank deposits and the Company holds its cash in multiple banks supported by the local and Central Government of the PRC.

The Company does not require collateral or other security to support the trade receivables. We are exposed to credit risk in the event of nonpayment by customers to the extent of amounts recorded on the balance sheet. One customer accounted for 25% and 15% of our trade receivables, retentions receivable and long-term retentions receivable balance as of September 30, 2011 and December 31, 2010, respectively. An additional customer accounted for 16% and 33% of trade receivables, retentions receivable and long-term retentions receivable balance as of September 30, 2011 and December 31, 2010, respectively.

Two customers individually accounted for 38% and 13% of our revenue in the three month periods ended September 30, 2011. Two customers individually accounted for 34% and 10% of our revenue in the three month periods ended September 30, 2010. One customer individually accounted for 30% of our revenue in the nine month periods ended September 30, 2011. Two customers individually accounted for 13% and 13% of our revenue in the nine month periods ended September 30, 2010.

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

Results of Operations

Comparison for the Three Months ended September 30, 2011 and 2010

	Three Months Ended September 30,
	2011	As % of Revenues	2010	As % of Revenues
Statements of Operations Data
Revenues	$21,284,455	100%	$15,358,263	100%
Cost of Revenues	11,415,483	54%	8,377,592	55%
Gross Profit	9,868,972	46%	6,980,671	45%
Operating Expenses
Selling	4,288,462	20%	1,308,240	9%
General and administrative	1,289,033	6%	1,274,678	8%
Total other income/(expense), net	80,679	0%	(5,969)	0
Income before provision for income taxes	3,806,213	18%	4,103,692	27%
Provision for income taxes	598,081	3%	646,719	4%
Net income	3,208,133	15%	3,456,973	23%

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

Revenues for the three months ended September 30, 2011 was $21,284,455 compared to $15,358,263 for the three months ended September 30, 2010.  Revenues for the three months ended September 30, 2011 increased by $5,926,192, or by 39%.  Revenues for Zhengzhou Annec for the three months ended September 30, 2011, increased by $5,932,503 or 39%, to $21,284,455 from $15,351,952 for the three months ended September 30, 2010. Revenues for Beijing Annec for the three months ended September 30, 2011 decreased by $6,311 or 100%, to $0 from $6,311 for the three months ended September 30, 2010. Beijing Annec’s intercompany revenue from Zhengzhou Annec for the three months ended September 30, 2011 resulting in a decrease in revenue for Beijing Annec. The increase in revenues of refractory products by Zhengzhou Annec was mainly due to (i) increased demands from existing customers, (ii) increased from 17 clients to 56 clients during quarter ended September 30, 2011, and (iii)  increased in sales volume from 34,319 tons to 47,443 tons during the third quarter ended September 30, 2011. The increase in sales of refractory products can be attributed to Zhengzhou Annec’s ongoing marketing efforts and good relationship with engineering and research firms that promote the Company’s products.

	Three Months Ended September 30,
Segments	2011	% of Revenue	2010	% of Revenue
Zhengzhou Annec	$21,284,455	100%	$15,351,952	100%
Beijing Annec	0	0	6,311	0
Total	21,284,455	100%	15,358,263	100%

Cost of Revenue

Cost of revenue was $11,415,483 and $8,377,592 for three months ended September 30, 2011 and 2010, respectively.  Cost of revenue for the three months ended September 30, 2011 increased by $3,037,891 or by 36%.  Stated as a percentage of revenues, the cost of revenue for the three months ending September 30, 2011, was 54% and for the corresponding period of 2010 was 55%. Cost of revenue related to Zhengzhou Annec for the three months ended September 30, 2011 increased by $3,037,891, or 36% to $11,415,483 from $8,377,592 for the same period in 2010.   The increase in cost of revenue was primarily attributable to increase of sales for the same proportion.

Operating Expenses

General and Administrative.  General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with facilities, and other administrative expenses.  General and administrative expenses were $1,289,033 and $1,274,678 for the three months ended September 30, 2011 and 2010, respectively. The $14,355 or 1% increase  in general and administrative expense was primarily attributable to an increase in employee benefits.

Selling Expenses.  Selling expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and travel, advertising, promotions, trade shows, seminars, and other programs. Selling expenses were $4,288,462 and $1,308,240 for the three months ended September 30, 2011 and 2010, respectively. The $2,980,222 or a 228% increase in selling expense was due to increased variable costs such as commissions paid to sellers, shipping expense, packaging expense and traveling expense, including payment of such selling expenses in advance for products in transit to customers. In addition, the increase of new clients also caused the increase in selling expenses as well.

Other Income (Expense), net.   The total other expense, net was $485,263 and $294,061 for the three months ended September 30, 2011 and 2010, respectively.  The increase of $191,202, or 65%, in total other expense was primarily attributable to recognition of a government grant subsidy in 2011, and discount interest of bank notes receivable caused the increase of  interest expense in the third quarter end September 30, 2011. An increase in short time loan and an increase in interest expense and other income (expenses), net as detailed in the following table:

	Three Months Ended September 30,
	2011	2010
Other income (expense):
Interest income	$72,579	$8,621
Interest expense	(638,521)	(296,713)
Other income (expense), net	80,679	(5,969)
Total other income (expense), net	(485,263)	(294,061)

Comparison for the Nine months ended September 30, 2011 and 2010

	Nine Months Ended September 30,
	2011	As % of Revenues	2010	As % of Revenues
Statements of Operations Data
Revenues	$58,613,778	100%	$39,169,826	100%
Cost of Revenues	34,780,715	59%	23,936,038	61%
Gross Profit	23,833,063	41%	15,233,788	39%
Operating Expenses
Selling	10,926,396	19%	4,231,333	11%
General and administrative	3,970,995	7%	4,102,463	10%
Total other income/(expense), net	(1,751,640)	3%	(1,240,165)	3%
Income before provision for income taxes	7,184,032	12%	5,659,827	14%
Provision for income taxes	1,185,972	2%	912,336	2%
Net income	5,998,060	10%	4,747,491	12%

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

Revenues for the nine months ended September 30, 2011 was $58,613,778 compared to $39,169,826 for the nine months ended September 30, 2010.  Revenues for the nine months ended September 30, 2011 increased by $19,443,952, or by 50%.  Revenues for Zhengzhou Annec for the nine months ended September 30, 2011, increased by $17,154,224 or 48%, to $53,037,417 from $35,883,193 for the nine months ended September 30, 2010. Revenues for Beijing Annec for the nine months ended September 30, 2011 increased by $2,289,728 or 70%, to $5,576,361 from $3,286,633 for the nine months ended September 30, 2010. The increase in revenues of refractory products by Zhengzhou Annec was mainly due to (i) increased demands from existing customers, (ii) increased in sales volume from 92,912 tons to 126,817 tons during the ended September 30, 2011, (iii) increased in average sales price from $385 to $433 during the nine months ended September 30, 2011. The increase in sales of refractory products can be attributed to Zhengzhou Annec’s ongoing marketing efforts and good relationship with engineering and research firms that promote the Company’s products.

	Nine Months Ended September 30,
Segments	2011	% of Revenue	2010	% of Revenue
Zhengzhou Annec	$53,037,417	90%	$35,883,192	92%
Beijing Annec	5,576,361	10%	3,286,634	8%
Total	58,613,778	100%	39,169,826	100%

Cost of Revenue

Cost of revenue was $34,780,715 and $23,936,038 for nine months ended September 30, 2011 and 2010, respectively.  Cost of revenue for the nine months ended September 30, 2011 increased by $10,844,677 or by 45%.  Stated as a percentage of revenues, the cost of revenue for the nine months ending September 30, 2011, was 59% and for the corresponding prior period of 2010 was 61%. Cost of revenue related to Zhengzhou Annec for the nine months ended September 30, 2011 increased by $8,752,172, or 41% to $29,945,925 from $21,193,753 for the same period in 2010.  The cost of revenues for Beijing Annec for the nine months ended September 30, 2011 increased by $2,092,505, or 76% to $4,834,790 from $2,742,285 for the same period in 2010. The increase in cost of revenue was primarily attributable to increase of sales.

Operating Expenses

General and Administrative.  General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with facilities, and other administrative expenses.  General and administrative expenses were $3,970,995 and $4,102,463 for the nine months ended September 30, 2011 and 2010, respectively. The $131,468 or 3% decrease in general and administrative expense was primarily attributable to a decrease in consulting fees paid to third party designers as a result of improved in-house design capabilities.

Selling Expenses.  Selling expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and travel, advertising, promotions, trade shows, seminars, and other programs. Selling expenses were $10,926,396 and $4,231,333 for the nine months ended September 30, 2011 and 2010, respectively. The $6,695,063 or a 158% increase in selling expense was due to increased variable costs such as commissions paid to sellers, shipping expense, packaging expense and traveling expense, including payment of such selling expenses in advance for products in transit to customers. In addition, the increase of new clients also caused the increase in selling expenses as well.

Other Income (Expense), net.   The total other expense, net was $1,751,640 and $1,240,165 for the nine months ended September 30, 2011 and 2010, respectively.  The increase of $511,475, or 41%, in total other expense was primarily attributable to recognition of a government grant subsidy in 2011, and discount interest of bank notes receivable caused the increase of  interest expense for the nine months ended September 30, 2011. An increase in interest income, and an increase in interest expense and other income (expenses), net as detailed in the following table:

	Nine Months Ended September 30,
	2011	2010
Other income (expense):
Interest income	$257,223	$60,113
Interest expense	(2,331,305)	(916,179)
Other income (expense), net	322,442	(384,099)
Total other income (expense), net	1,751,640	(1,240,165)

Liquidity and Capital Resources

We had retained earnings of $26,000,245 and $20,700,451 as of September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011, we had cash and restricted cash of $3,635,502 and total current assets of $107,245,946 compared to cash and restricted cash of $5,930,138, and total current assets of $64,397,444 as of December 31, 2010.  Restricted cash is used to secure bank notes. At September 30, 2011 and December 31, 2010, we had approximately 100% and 83% respectively of the outstanding notes payable balances held by banks as collateral.

As of September 30, 2011, we had accounts receivable of $28,966,047 representing 27% of our total current assets, compared to $16,130,117, representing 25% of total current assets as of December 31, 2010.  As of September 30, 2011, accounts receivable increased $12,835,930 or 80% compared to December 31, 2010 as a result of increased sales.

Inventory has increased to $38,649,235 at September 30, 2011, from $25,703,214 at December 31, 2010. The Company had increase in sales in the quarter ended September 30, 2011, which increased the inventory level in order to fulfill orders. The inventory consists of final-products awaiting shipment, semi-finished products and raw materials.   The Company believes that it will be able to convert inventory into cash within 6 to 18 months.

As of September 30, 2011, loans payable to related parties increased by $1,439,960, or 157%, compared to December 31, 2010.  At September 30, 2011, the Company had loans payable to the related parties as follows: $604,336 to Mr. LI Fuchao, our chairman, $1,562,061 to Mr. LI Jiantao, our president, chief executive officer and chief financial officer, and $190,571 to Mr. FAN Yinling, a minority shareholder.  The loans were made for working capital purposes to purchase raw materials and to expand production capacity. This loans from related parties do not carry interest and are payable at the request of the lender.

Our total liabilities as of September 30, 2011 was $98,621,633 compared to $62,171,032 as of December 31, 2010.  The increase of $36,450,601, or 59%, was a result of increase in accounts payables, advances from customer and other payables. Advances from customer have increased $20,845,308, or 90%, compared to December 31, 2010 primarily due to increased orders. Accounts payables and accrued expenses increased by $12,578,871, or 112% compared to December 31, 2010 primarily because of increased purchases of raw materials from vendors. Other payables which consist of payables to individuals for employee borrowing for working capital purposes increased by $262,370, or 14% compared to December 31, 2010.

As of September 30, 2011, we had working capital of $12,459,001 and as of December 31, 2010, we had working capital of $6,300,513. We believe our cash and accounts receivable are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months.  However, even if we believe that our cash reserves are sufficient to sustain operations, we must raise additional capital by the sale of our securities and/or financing in order to implement our strategic growth plans which include increasing our product line, promoting our design and engineering services, improving our products, and the potential acquisitions of mines and other refractory companies.

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

Below is a summary of our cash flow:

Net Cash Provided by Operating Activities.   For the nine months ended September 30, 2011, net cash provided by operating activities was $10,693 compared to net cash provided by operating activities of $614,522 for the nine months ended September 30, 2010. The net cash provided by operating activities for the nine months ended September 30, 2011 was primarily due to the dramatic decrease of accounts receivable (the accounts receivable created by Beijing Annec will be received in the next quarter), prepaid expenses and deposits and advances from customers:

Items	2011 (US$)	2010 (US$)	Increase /(Decrease) (US$)	Percentage
Prepaid expenses and deposits	(10,334,699)	(4,716,670)	(5,618,029)	(119%)
Accounts receivable, retentions receivable, and long term retentions receivable	(16,186,208)	(2,016,266)	(14,169,942)	(703%)
Advances from customers	19,839,514	4,731,836	15,107,678	319%
Accounts payable and accrued expenses	12,092,207	(3,292,671)	15,384,878	4,673%
Inventories	(11,991,206)	(4,862,952)	(7,128,254)	1,466%

Net Cash Used in Investing Activities.    For the nine months ended September 30, 2011, net cash used in investing activities was $3,687,326 compared to net cash used by investing activities of $1,055,307 for the nine months ended September 30, 2010  The net cash used in investment activities for the nine months ended September 30, 2010 was primarily due to restricted cash for issuance of bank notes payable and net proceeds from bank notes receivable:

Items	2011 (US$)	2010 (US$)	Increase/ (Decrease) (US$)	Percentage
Restricted cash for issuance of bank notes payable	1,408,896	2,787,395	(1,378,499)	(49%)
Net proceeds from bank notes receivable	(3,849,275)	(225,217)	(3,624,058)	1,609%
Purchase of plant and equipment	(1,454,403)	(1,567,937)	113,534	( 7.24%)

Net Cash Provided by Financing Activities.    For the nine months ended September 30, 2011, net cash provided by financing activities was $2,680,036 compared to net cash provided by financing activities of $1,280,116 for the nine months ended September 30, 2010.  The net cash provided by financing activities consisted primarily of payments of dividends, proceeds from loans from related parties, employees, and other individuals, net of payments, proceeds from issuance of short-term borrowings, net of payments:
Type of Proceeds	2011 (US$)	2010 (US$)	Increase/ (Decrease) (US$)	Percentage
Payments of dividends	(705,276)	(208,291)	(496,985)	(239%)
Proceeds from loans to related parties, employees, and other individuals, net of payments	2,689,031	461,472	2,227,559	483%
Proceeds from issuance of short-term borrowings, net of payments	922,226	1,026,935	(104,709)	(10)%

Loan Facilities

           In China, banks usually do not provide long term loans to businesses. Most loans are short term loans (12 months or less). All of our loans with Chinese banks are for a period of twelve months. As such, each year we repay our loans and/or apply for new loans with our banks or with other banks for working capital needs.  At September 30, 2011, we borrowed approximately $12 million from various short-term bank loans for the working capital needs and repaid approximately $3.1 million. All of our bank borrowings are secured by our land and buildings and/or guaranteed by third parties. As of September 30, 2011, the Company and its subsidiaries have the following loan facilities with the following terms:

Lender	Secured	Duration	Outstanding As of September 30 2011	Annual Interest Rates
Agricultural Credit Union	By third parties	1 year	$1,562,061	5.54%
Agricultural Credit Union	Machinery and equipments	1 year	624,824	10.5%
Agricultural Credit Union	Machinery and equipments	1year	468,618	11.52%
Agricultural Credit Union	Machinery and equipments	1year	140,585	10.98%
Agricultural Credit Union	Machinery and equipments	1 year	312,412	11.63%
China CITIC Bank	By third parties	1 year	1,562,061	6.941%
Guangdong Development Bank	By third parties	1 year	1,562,061	7.572%
Industrial and Commercial Bank of China	Accounting receivable	8 months	2,343,091	7.216%
Shanghai Pudong Development Bank	Land and office building	1 year	3,124,121	7.216%
Shanghai Pudong Development Bank	Office building	1 year	306,164	7.15%
			$12,005,998

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

In China, because the bank lending system is still relatively new, it is common practice for companies to enter into cross-guarantee arrangements in order to secure lines of credit with banks.  Zhengzhou Annec entered into agreements as a debt guarantor during 2010 for six unaffiliated companies (“Unaffiliated Companies”).  We do not consolidate the Unaffiliated Companies into our financial statements.   In China, companies provide guarantees to other companies in the community to assist them in getting bank loans. The guaranteed amount is approximately $7,810,303 as of September 30, 2011. In exchange, the other unaffiliated companies also act as a debt guarantor for Zhengzhou Annec. As of September 30, 2011, Zhengzhou Annec's loans guaranteed by other unaffiliated companies are approximately $4,686,182. Zhengzhou Annec has not historically incurred any losses due to such debt guarantees. Additionally, Zhengzhou Annec has determined that the fair value of the guarantees is immaterial.

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

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved).

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No	Description
31.1*	Certifications of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act

31.2*	Certifications of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act

32.1*	Certifications of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

Annec Green Refractories Corporation

Date: November 14, 2011	By:	/s/ LI Jiantao
LI Jiantao
Title: Chief Executive Officer and Chief Financial Officer