Form 10-K
period 2011-12-31
Annec Green Refractories Corp
filed 2012-04-25
CIK 1501162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54117

ANNEC GREEN REFRACTORIES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	27-2951584
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

No. 5 West Section, Xidajie Street, Xinmi City, Henan Province, P.R. China	452370
(Address of principal executive offices)	(Zip code)

86-371-69999012

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes   ☐   No   ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes   ☐   No   ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☑   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Since no market exists for the registrant’s voting and non-voting common equity as of the last business day of the registrant’s most recently completed second fiscal quarter, the registrant is unable to calculate the aggregate market value of its voting and non-voting common equity.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes   ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of registrant’s common stock outstanding as of March 12, 2012  was 19,995,701.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one): Yes ☐       No ☑

FORM 10-K INDEX

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

•	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;
•	our ability to maintain or increase our market share in the competitive markets in which we do business;
•	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;
•	our dependence on the growth in demand for our products;
•	our ability to diversify our product offerings and capture new market opportunities;
•	our ability to source our needs for skilled labor, machinery and raw materials economically;
•	the loss of key members of our senior management; and
•	uncertainties with respect to the PRC legal and regulatory environment.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference and file as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

•

the “Company,” “we,” “us,” and “our” refer to the combined business of Annec Green Refractories Corporation, formerly E-Band Media, Inc., a Delaware corporation, and its subsidiaries, China Green Refractories (“China Green”), a BVI limited company, Alex Industrial Investment Limited (“Alex Industrial”), a Hong Kong limited company, Zhengzhou Annec Industrial Co., Ltd. (“Zhengzhou Annec”), a PRC wholly-Foreign Owned Enterprise, and Zhengzhou Annec’s variable interest entity, through its contractual arrangement with Annec (Beijing) Engineering Technology Co., Ltd. (“Beijing Annec”), a PRC limited company;

•	“BVI” refers to the British Virgin Islands;

•	“Exchange Act” refers the Securities Exchange Act of 1934, as amended;
•	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People's Republic of China;

•	“PRC,” “China,” and “Chinese,” refer to the People's Republic of China;
•	“Renminbi” and “RMB” refer to the legal currency of China;
•	“SEC” refers to the Securities and Exchange Commission;
•	“Securities Act” refers to the Securities Act of 1933, as amended; and
•	“U.S. dollars,” “dollars”, “USD” and “$” refer to the legal currency of the United States.
•	All currency amounts are in USD unless otherwise stated. Foreign currency translation in this Form 10-K (excluding financial statements or amounts from the financial statements) is based on the conversion of $1.00 = RMB 6.3647 as of December 31, 2011 and $1.00 = RMB 6.5910 as of December 31, 2010 for balance sheet numbers and a weighted-average exchange rate of $1.00= RMB 6.4735 during 2011 and $1.00= RMB 6.7599 during 2010 for revenue and expense numbers.

PART I

ITEM 1 — BUSINESS

Overview

We are a competitive refractory enterprise in the PRC. Through Zhengzhou Annec and our VIE, Beijing Annec, we provide integrated stove design, turnkey contracting, refractory production and sales.

History

History of E-Band Media, Inc.

E-Band Media, Inc. was incorporated under the laws of the State of Delaware on April 28, 2010 as part of the implementation of the Chapter 11 plan of reorganization of AP Corporate Services, Inc. ("AP"). On April 18, 2011, we changed our name to Annec Green Refractories Corporation.

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

AP filed for Chapter 11 Bankruptcy in September 2008 in the U.S. Bankruptcy Court for the Central District of California. AP's plan of reorganization was confirmed by the Court on December 24, 2009 and became effective on January 4, 2010. This plan of reorganization provided, among other things, for the incorporation of E-Band Media and the distribution of 1,085,000 shares in it to AP's bankruptcy creditors. The shares were distributed pursuant to section 1145 of the U.S. Bankruptcy Code. The plan also provided for the transfer to E-Band Media of any interest which AP and/or E-Band Media.com had in the development of a medical "chat" website. However, no assets existed at the time of reorganization.

As stated in the Plan of Reorganization ordered by the Court, these shares were issued "to enhance the distribution to creditors," i.e. to enhance their opportunity to recover the losses they sustained in the AP bankruptcy. To this end, AP, by and through its president, agreed "to use its best efforts to have the shares... publicly traded on the Over-The-Counter market in order to provide an opportunity for liquidity to the creditors" (from the Court approved "Disclosure Statement" describing the Plan of Reorganization). The present filing is a result of this commitment. Subsequent to the effectiveness of the plan of reorganization the Company issued 10,000,000 restricted shares to its President, Dean Konstantine, at par value ($0.0001) for services rendered and costs advanced totaling $1,000.

On September 14, 2010, E-Band Media filed a Registration Statement on Form 10SB (File No.: 000-54117) with the SEC to register its common stock under Section 12(g) of the Exchange Act. The Registration Statement went effective by operation of law on November 13, 2010, at which point we became a reporting company under the Exchange Act.

As a result of our reverse acquisition of China Green in February 2011, we are no longer a shell company and active business operations were revived.

History of China Green Refractories Limited

China Green and its wholly-owned subsidiary Alex Industrial Investment Limited (“Alex Industrial”) were created for the sole purpose of conducting a reverse merger transaction with a U.S. public shell company. China Green was incorporated in the British Virgin Islands as a BVI Business Company on March 12, 2010. Under China Green’s Memorandum of Association, it is authorized to issue up to 50,000 shares of one class of stock with a par value of $1.00. Prior to the reverse acquisition of China Green, there were a total of 102 shares of China Green stock, which was held by five shareholders. Each share was purchased for $1.00.

Alex Industrial was incorporated in Hong Kong on April 1, 2010 by China Green to acquire Zhengzhou Annec Industrial Co., Ltd. (“Zhengzhou Annec”) and Zhengzhou Annec’s subsidiary Annec (Beijing) Engineering Technology Co., Ltd. (Beijing Annec). Under Alex Industrial’s Memorandum of Association, the capital of Alex Industrial is divided into 10,000 shares at $1.00 each. On March 26, 2010 China Green purchased 100 founder shares in the amount of $100. On January 14, 2011 China Green purchased all of the outstanding shares of Zhengzhou for the total consideration of $2,980,998. As a result of this transaction, the controlling equity holders of Zhengzhou Annec continued to hold 98% of the outstanding equity of Zhengzhou Annec through their direct or beneficial ownership of China Green. Accordingly, this transaction was accounted for as an exchange among related parties and all assets and liabilities were transferred at their net book value.

Zhengzhou Annec was established in 2003, a Company Limited registered in Xinmi city Henan province in the People’s Republic of China (PRC or China) with initial registered capital of $730 thousand. On October 8, 2003, the shareholders of Zhengzhou Annec reached a resolution to increase the registered capital of Zhengzhou Annec from $730 thousand to $3.0 million. On January 14, 2011 Zhengzhou became the wholly owned subsidiary of Alex Industrial and accordingly became a wholly-foreign owned enterprise (“WFOE”) under PRC law.

Beijing Annec was established in January 2008, a Company Limited in Beijing Economic and Technological Development Area in the People’s Republic of China (PRC or China), with approximately $900 thousand as its initial registered capital. In 2010, Beijing Annec’s registered capital was increased from $900 thousand to approximately $2.8 million. 100% of Beijing Annec’s equity is owned or controlled through assignment by LI Fuchao. On January 16, 2011, Beijing Annec entered into a contractual agreement, or the VIE agreement, with Zhengzhou Annec. The VIE Agreement includes the following arrangements:

(1)           Exclusive Business Cooperation Agreement (“Cooperation Agreement”), where Zhengzhou Annec, in general, becomes Beijing Annec’s exclusive services provider to provide Beijing Annec with business support and technical and consulting services in exchange for annual service fee equal to all of Beijing Annec’s audited total net income for such year;

(2)           Equity Interest Pledge Agreement (“Pledge Agreement”) under which LI Fuchao, our chairman and the 100% owner of all of the equity interest in Beijing Annec, has pledged all of his equity interest in Beijing Annec to Zhengzhou Annec as a guarantee of Beijing Annec’s performance of its obligations under the Cooperation Agreement;

(3)           Exclusive Option Agreement (“Option Agreement”) under which LI Fuchao grants Zhengzhou Annec an irrevocable right and option to acquire any and all of Mr. Li’s equity interest in Beijing Annec, as and when permitted by PRC laws, for an exercise price equal to the actual capital contributions paid in the registered capital of Beijing Annec by Mr. Li unless an appraisal is required by applicable PRC laws; and

(4)           Power of Attorney (“POA”) under which Mr. Li grants Zhengzhou Annec the right to (i) attend shareholders meetings of Beijing Annec, (ii) exercise all of Mr. Li shareholder’s rights and shareholder’s voting rights in Beijing Annec, including, but not limited to the sale or transfer or pledge or disposition of his stock in whole or in part, and (iii) designate and appoint on Mr. Li’s behalf the legal representative, the executive director and/or director, supervisor, the chief executive officer and other senior management of Beijing Annec.

As a result of the foregoing structure, we control 100% of Beijing Annec and have rights to all of Beijing Annec's audited total net income for such year revenues. In addition to the VIE agreement, 96.3% of the equity ownership, as of December 31, 2010, of Beijing Annec was controlled by shareholders nominated by Zhengzhou Annec. The remaining 3.7% of the equity is owned by Mr. Li Fuchao. Thus, Beijing Annec is treated as a 100% owned subsidiary for accounting purposes.

Reverse Acquisition of China Green

On February 11, 2011, Annec Green Refractories Corporation, formerly E-Band Media, Inc. ("E-Band Media") entered and closed a  Share Exchange Agreement (“Share Exchange Agreement”), with certain  shareholders and warrant holders, Dean Konstantine, Muzeyyen Balaban, Bernieta Masters, and Linda Masters, and with China Green Refractories Limited , a BVI corporation ("China Green"),  and its shareholders, New-Source Group Limited, a BVI company, High-Sky Assets Management Limited, a BVI company, Joint Rise Investments Limited, a BVI company, Giant Harvest Investment Limited, a BVI company, and Mr. QIAN Yun Ting (collectively the “China Green Shareholders”), pursuant to which E-Band Media acquired 100% of the issued and outstanding capital stock of  China Green in exchange for 19,220 shares of E-Band Media's Series A Convertible Preferred Stock ("Series A Preferred Stock"). Pursuant to the terms of the Share Exchange Agreement, E-Band Media agreed to effect a 1-for-14.375 reverse stock split ("Reverse Split") of its outstanding common stock. The Reverse Stock Split was effected on April 18, 2011.  In addition, pursuant to the Share Exchange Agreement, the China Green Shareholders acquired all 10,000,000 shares of E-Band Media's common stock from Dean Konstantine ("Controlled Shares") and all outstanding warrants of E-Band Media from Muzeyyen Balaban, Bernieta Masters, and Linda Masters, representing warrants to purchase up to 5,000,000 shares of our common stock (“Warrants”) for an aggregate purchase price of $250,000 and 100 shares of Series A Preferred Stock held by China Green Shareholders.  The Warrants were cancelled by the China Green Shareholders pursuant to the Share Exchange Agreement.

As a result of the Share Exchange Agreement, we acquired 100% of the issued and outstanding capital stock of China Green in exchange for 19,220 shares of our Series A Preferred Stock which constituted 96% of our issued and outstanding common stock on an as-converted common stock basis as of and immediately after the effectiveness of the Reverse Split as contemplated by the Share Exchange Agreement.

As a result of the reverse acquisition, we have assumed the business and operations of China Green and its subsidiaries, and its VIE, Beijing Annec.

For accounting purposes, the reverse acquisition with China Green was treated as a reverse acquisition, with China Green as the acquirer and E-Band Media as the acquired party. Unless the context suggest otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of China Green.

Our Corporate Structure

All of our current business operations are conducted through our wholly-foreign owned PRC subsidiary, Zhengzhou Annec, and our VIE, Beijing Annec.

Our principal executive office is located at No. 5 West Section, Xidajie Street, Xinmi City, Henan Province, 452370. The telephone number at our principal executive office is (86-371- 69999012).

Industry

In general, refractory materials are inorganic, non-metallic, materials that can withstand temperatures of more than 1,580°C, with specific high temperature mechanical properties and high stability. Refractory materials are an important supporting material for iron and steel thermodynamic equipment, non-ferrous metals, and building materials, and are used in the chemical and electrical power industries. According to Luoyang Institute of Refractories, 70% of the world's refractories are used for smelting of iron and steel, 17% for building materials, 4% for chemical industry, 3% for non-ferrous metals industry, and 6% for other industry. In the PRC, the consumption of refractories for the iron and steel industry is approximately 65%.

Historically, the European refractory industry has led the development and output of the world refractory industry. However, the refractory industry has been gradually shifting to the PRC because of the PRC’s abundant resources in refractory raw materials and rapid growth of the iron, steel and cements markets. According to Luoyang Institute of Refractories, as of 2009 the total refractory output of the PRC was more than 70% of the total refractory output of the world, making the PRC the largest refractory producing country in the world.

Industry Trends in the PRC

The the PRC refractory industry is a large, highly fragmented and competitive industry whose overall performance is closely tied to the performance of other industries, such as the iron and steel industry. According to the data from refractory institute of Henan, there are more than 1,000 refractory companies in Henan. As such, we believe that the following trends in the iron and steel industry will have a correlating effect on the refractory industry in the PRC:

•	Demand for Green Refractory . The high temperature iron and steel industry is continuously making progress to increase efficiency, lower energy consumption and develop new technologies that rely heavily on high quality of refractory products. As such, the refractory industry must continually develop and improve its refractory products to keep pace with the iron and steel industry. We continue to see a demand for “green refractory” which are refractory materials that meet certain performance levels, are environmentally friendly, and have the following characteristics: high quality, low consumption of resources and energy, environmentally friendly during production and use, and meets national environment policy and high temperature industrial standards. We intend to continue our focus our research and development in green refractory to take advantage of this growing trend.

•	Total Solutions . Traditionally, most refractory enterprises have focused on the production of refractory products, with less emphasis on services. However, that trend is changing. The iron and steel industry, in order to reduce refractory costs and meet new requirements for iron and steel smelting technologies, is now demanding total solutions where one or more refractory companies are responsible for the supply of refractory, masonry, operation and maintenance, and dismantling of the lining after the useful life of the refractory. Through Beijing Annec, we believe that we are well positioned to take advantage of this trend.

In addition, even though the PRC is the largest refractory producing country in the world, we believe that most of the PRC’s refractory enterprises are small-scale with low industrial centralization and market shares. We are seeing a trend towards industry consolidation and restructuring. We believe that given our market leadership position, we are well positioned to acquire smaller refractory companies to expand our market share and customer base.

Products and Services

We are a refractory that designs, develops, produces, and markets refractory products. In addition, through our VIE, Beijing Annec, we provide integrated stove design, turnkey contracting, refractory production and sales.

Refractory Products

We offer a broad range of refractory products primarily marketed to the iron and steel industry. Our sales for refractory products revenues were $91,291,849 and $60,236,785 for the years ended on December 31, 2011 and 2010, respectively. We produce our refractory products through our three factories in the Henan Province: Fuliang, Fuhua and Fugang.

Fuliang and Fuhua are mainly responsible for design and production of medium and high level refractory materials for top combustion type, internal combustion type, and external combustion type hot blast stoves. Since 2008, we have focused our resources and production on the design and production of our patented 37 holes checker brick and burner for hot blast stove.

Fugang is responsible for a low temperature sintering production line for special steel smelting, consumables for production of shaped and non-shaped steels, with excellent slag resistance, thermal shock resistance and stability. Currently, the sales of consumables has been limited by the scale of our production line and we are only providing the consumables to small steel factories, such as Wuhan Iron and Steel Company, Xinjiang Iron and Steel Company, Anyang Iron and Steel Company and one foreign client, India Diangang. In 2011, we expanded our production capacity by improving efficiency of machines. We believe our current production capacity is sufficient to meet current market demand and demand this fiscal year. However, we believe that the demand for consumable will increase and we intend to increase our sales and production capacity of consumables by expanding our production facility. We intend to build two tunnel kiln in second half of 2012.

The below table is an illustration of our product category in 2011 and 2010:

Product	Percent of variety structure
	2011	2010
High-alumina brick	36%	48.40%
Clay brick	24%	38.55%
Silica brick	21%	2.46%
Carbonic brick	3%	5.09%
Non-shaped material	8%	5.50%
Light brick	8%	0%
Total	100%	100%

Marketing and Sales

The Company's principal market for its refractory products is the iron and steel industry in the PRC. We sell and market our products mainly through the following channels:

•	State-owned large–scale design institutes that design hot blast stoves. Currently there are five main iron and steel design institutes in the PRC and we have established good long-term strategic relationships with three of those institutes: MCC Jingcheng, MCC Nanfang and MCC CISDI.
•	Direct customer sales developed through our own marketing channels and through Beijing Annec.

Currently most of our marketing efforts and sales are focused in the PRC. However, our bricks have been used to a large-scale steel work project in India and we are negotiating with potential clients in Korea, Japan, Taiwan and Poland for sale of our refractory products.

In 2011, Zhengzhou Annec, our wholly-owned subsidiary, signed a total of 54 contracts. These contracts amounted to approximately $91 million, and included contracts with China Metallurgical Capital Engineering Co., Ltd. valued at approximately $21 million, Tianjin Rockcheck Steel Group Co., Ltd. valued at approximately $13.6 million, and Tangshan Rockcheck Steel Group Co., Ltd. valued at approximately $5 million. Of those contracts, there were 17 new customers with signed contracts valued at approximately $37 million.

The following are our top ten refractory clients for fiscal year ended December 31, 2011:

Clients	Sales (US $)[1]	% of Total Revenue
MCC Jingcheng	22,185,344.30	23.51%
Changzhou Zhongfa Iron Co.,Ltd	11,567,799.43	12.26%
Tianjin Tiangang United Iron&steel Co.,Ltd	6,622,794.30	7.02%
Tianjin Rockcheck Steel Group Co., Ltd	5,986,988.30	6.34%
Chengde Shengfeng Iron&steel Co.,Ltd	5,162,506.68	5.47%
Langfang Guangyuan Metal Product Co.,Ltd	3,817,508.44	4.04%
Tangshan Rongcheng Iron&steel Co., Ltd	3,448,002.43	3.65%
Gansu Jiugang Group Hongxing Iron&Steel Co., Ltd	2,519,765.36	2.67%
Zhengzhou Dongfang Sanli Refactory Material Co.,Ltd	2,498,367.52	2.65%
CISDI Engineering co.,Ltd	2,244,689.89	2.38%
Total	66,053,766.66	70.51%

1 Based on 2011 average exchange rate of 1.00 =RMB 6.47

Production process

The raw materials for our refractory products consist primarily of ores, clay, and certain additives. Upon receipt of these raw materials at our facilities, we sort and classify these materials according to various specifications. Next, these materials are conveyed to a crusher for crushing. After being crushed, the raw materials are weighed and conveyed to our electronic blender which is computer-controlled where they are mixed and fully agitated into the various mixtures required for the production of different products. The use of our electronic mixture ensures the accuracy of our mixtures which improves product quality. After being mixed, the materials are conveyed to the forming workshop where the mixtures are formed into bricks – we have the ability to form bricks according to specifications submitted to us by our customers. The shaped bricks are then sent to sintering workshop for sintering after being dried, and formed into the finished products, which are then sorted according to the relevant standards. All finished products are promptly stored and packed for deliver to our customers. All rejected products are recycled.

Production equipment

We have six production lines for production of hot blast stove refractory and consumables for iron-smelting , including two silica product production lines, two alumina product production lines, and two functional product production lines. We also have more than 1,000 sets of modern processing equipment and four (4) high temperature tunnel kilns. One of our high temperature tunnel kilns is 313 meter long, the longest in Asia. Clean energy-coal seam gas is used as source of energy, and the raw material is pulverized through cone and Raymond mill. The forming equipments are 400-ton and 600-ton pneumatic brick presses. In addition, we rented a 1,000 ton brick press and a blast furnace tunnel kiln in 2010.

Suppliers

We procure raw materials and chemicals to manufacture into our end products. All of our suppliers are in the PRC and we believe that there are an ample numbers of suppliers and raw materials to meet our current needs. For 2011, our principal raw materials and our suppliers for our products are:

Materials	Supplier	Percent of Total Supply

Andalusite	Yinge Ciyi andalusite Co., Ltd	87%
Coalbed Methane	Hong Kong and China Gas (Xinmi) Co., Ltd	85%
Bituminite	A local private coal mine Jixi Tiansheng Nonmetallic Mining Co., Ltd	59%
Grade-two aluminite	Xiaoyi Jinlong refractory Co., Ltd	54%
Grade-one aluminite	Xiaoyi Dongfang refractory Co., Ltd	31%

In recent years, the domestic demand for raw materials has been fluctuating with a steadily increase due to the PRC’s rapid growth. As a result, the prices of raw materials have increased from 2009 to 2011 as set forth below. This increase in cost has affected our profits. The following table shows the price change of some raw materials:

Raw material	Price in 2009 ($/ton)	Price in 2010 ($/ton)	Increased % from 2009 to 2010	Price in 2011 ($/ton)	Increased % from 2010 to 2011	Increased % from 2009 to 2011
Coal	126.05	132.13	5%	159.70	21%	27%
Sillimanite	344.45	376.96	9%	396.09	5%	15%
White corundum	637.50	658.01	3%	686.56	4%	8%

Moreover, the grades of many raw materials have been declining due to gradual exploitation, resulting in a certain risk to our product quality and production cost. To control the quality, supply and price of our main raw materials, we may acquire mines in the future to ensure our supply of raw materials and reduce pricing volatility.

However, at this present time, we typically do not enter into supplier agreements. When we do, they are usually long term contracts and do not impose minimum purchase requirements. We enter into supplier agreement not to ensure availability of the raw material but to ensure the quality of the raw material.  The cost of raw materials purchased during the term of a supplier agreement usually is the market price for the raw materials at the time of purchase. We generally do not engage in speculative raw material commodity contracts. Rather, we attempt to reflect raw material price changes in the sale price of our products.

Design and Engineering Services

In keeping pace with the demands from the iron and steel industry, through our VIE, Beijing Annec, we provide design and engineering services for hot blast stoves and blast furnace. Our design and engineering services often entails equipment specification and refractory optimization, project construction, and follow up services. In addition, as part of our services, we also supply the refractory materials for our projects.

In 2011, Zhengzhou Annec, our wholly-owned subsidiary, signed a total of 54 contracts. These contracts amounted to approximately $91 million, and included contracts with China Metallurgical Capital Engineering Co., Ltd. valued at approximately $21 million, Tianjin Rockcheck Steel Group Co., Ltd. valued at approximately $13.6 million, and Tangshan Rockcheck Steel Group Co., Ltd. valued at approximately $5 million. Of those contracts, there were 17 new customers with signed contracts valued at approximately $37 million.

The table below summarizes the large refractory turnkey projects Zhengzhou Annec contracted in 2010 and 2011:

Client	Stove body	Total contract	Started date	Completed Date/ Expected complete date

Hebei Iron&Steel Group Songting Iron&Steel Co.,Ltd	1780m 3 blast furnace and refractory for matching hot blast stove, and stove pipe	$15,554,543	6/1/2011	5/1/2012

MCC Jingcheng-Benxi Beiying Steel Group Co.,Ltd	Turnkey service of refractory for 3200 m3 blast furnace project	$6,100,837	7/10/2011	5/31/2012

MCC Jingcheng-Benxi Steel Group Corporation	Turnkey service of refractory for 2# blast furnace project	$6,100,837	3/1/2012	9/1/2012

Tianjin Rockcheck Steel Group Co., Ltd	1060m 3 blast furnace and refractory for matching hot blast stove, and stove pipe	$13,715,085	7/1/2011	5/1/2012

Total		41,471,302

* The project has been finished and awaiting for the inspection by the client.

Research and Development

The development of new products and new technology is important to our success. Accordingly, we devote significant resources to research and development. Our research and development team, consists of approximately 60 persons, which includes nine professionals and professors. Our research and development team operates our central laboratory in Fuliang factory, which facilitates chemical examination of raw material, accessory material and our final product to ensure the chemical and structural composition of our bricks are in accordance with the contract between us and our customer.

In addition, the team operates the new product research and development office in Fuliang factory, which is responsible for researching and developing our new products and improving existing products. They focus on developing different shapes and holes bricks which have better performance and improving the existing products. We have 14 patents of bricks and 1 patent in hot blast stove burner jointly developed with MCC Jingcheng. Currently, our team is working on developing our MgO-C brick, which has improved thermal shock resistance and thermal stability.

We also have established long term relationships with some of the PRC’s top iron and steel design institutes. For example, with MCC JingCheng Engineering Technology Company, we developed a top combustion swirl type stove that can generate 1250°C hot blast temperature, 100°C higher than ordinary type stoves. We obtained a patent on this technology in 2005 and it is used widely in our business. This improvement reduces the consumption of coke by 20kg/t iron which has the effect of reducing the cost per ton iron by approximately $4.43. The cost price per ton of iron is $354-$443. At an annual output of 0.50 million tons of iron, the cost savings associated with our development amount to approximately $2.21 million per year. This new top combustion stove has promoted our research and development abilities and effectively expand our sales. This service is mainly applicable for the current new-built stove and reforming of old stoves.

Competition

The refractory manufacturing business is extremely competitive in the PRC. According to the data from Henan refractory institute, in 2011, there are more than 1,000 refractory companies in Henan province in 2011. We are continuing to explore ways to increase our market share in the PRC including, but not limited to, acquiring our competitors.

Our main competitors in the PRC include Sinosteel Refractory Co., Ltd., Yuxing Refractory Co., Ltd., Wunai Group. Sinosteel mainly produces high quality aluminum and silica refractories. Yuxing mainly produces the ceramic burner, combination brick of hot blast stove, checker brick, and refractory ball. Yuxing Refractory has an license agreement with MCC CISDI where all of the stoves designed by MCC CISDI using Yuxing Refractory patented technology shall use the refractory from Yuxing Refractory. Wunai Group has one 200m high temperature tunnel kiln.

Growth Strategy

Our growth strategy is as follows:

•

Product Development and Enhancement . We continue to develop our refractory products for blast furnaces and improve non-shaped material products. Furthermore, we, intend to seek and target international companies for opportunities to work with them on projects to produce high-tech carbon bricks.

•	Pursue Sales Opportunities in New Markets . We are actively pursuing additional market channels outside of the PRC in order to increase our international market share. We are marketing in Korea, Japan, Taiwan and Poland for sale of our refractory products.

•	Promote Refractory Contract Service Model . We continuously and vigorously promote our refractory contract service model to generate additional significant and continuous revenue stream.
•

Strategic Acquisitions . We intend to expand our market share by pursuing strategic acquisitions of our competitors and other companies in related industries that will expand our product line and manufacturing efficiency.

•	Research and Development Investment . We will continue to invest in research and development to further develop unique and quality products to further our position as a market leader.

Intellectual Property

We take precaution to protect our products and our technical and proprietary know-how. In addition, we own several patents and trademarks described below.

The PRC’s intellectual property protection regime is consistent with those of other modern industrialized countries. The PRC has domestic laws for the protection of rights in copyrights, patents, trademarks and trade secrets.

We have forteen independently developed patents, and one patent jointly developed patent with MCC Jingcheng. See table below for a summary of patents in the PRC:

Patent Name	Patent No.	Owned by	Validity period

19 holes cell-type checker brick	ZL200520031144.X	Zhengzhou Annec	Apr. 11, 2007 - Apr. 11, 2017

31 holes cell-type checker brick	ZL200620008222.9	Zhengzhou Annec	Jun. 27, 2007 - Jun. 27, 2017

37 holes cell-type checker brick	ZL200620113567.X	Zhengzhou Annec	Apr. 11, 2007 - Apr. 11, 2017

61 holes cell-type checker brick	ZL200720142954.1	Zhengzhou Annec	May. 14, 2008 - May. 14, 2018

Perforated wave-shaped cell-type checker brick	ZL200720148139.6	Zhengzhou Annec	May. 8, 2008 - May. 8, 2018

Swirl type top combustion hot blast stove burner	ZL200420008906.X	Zhengzhou Annec and MCC Jingcheng	Sept. 28, 2005 - Sept. 28, 2015

Patent Name	Patent No.	Owned by	Validity period

Reform of hot blast stove from internal combustion to top combustion	ZL201020560182.5	Zhengzhou Annec	Oct. 12,2010- Oct 12,2020

Reform from horizontal combustion to vertical combustion	ZL201020560155.8	Zhengzhou Annec	Oct. 12,2010- Oct 12,2020

Reform of hot blast stove from external combustion to top combustion	ZL201020560165.1	Zhengzhou Annec	Oct. 12,2010- Oct 12,2020

Reform from ball type stove to top combustion stove	ZL201020559193.1	Zhengzhou Annec	Oct. 11,2010- Oct 11,2020

Outlet stress-relieving arch-type structure	ZL201020597139.6	Zhengzhou Annec	Nov. 5,2010- Nov 5,2020

Compound furnace grate	ZL201020560091.1	Zhengzhou Annec	Oct. 12,2010- Oct 12,2020

Outlet stress-relieving structure	ZL201020590374.0	Zhengzhou Annec	Nov. 02,2010- Nov 02,2020

Three-way pipe structure	ZL201020607825.7	Zhengzhou Annec	Nov. 10,2010- Nov. 10,2020

We also have several trademarks as follows:

Trademark	Registration No.	Country
	3977113	PRC
	6802049	PRC
ANNEC	6769885	PRC

Competitive Strengths

•

Technical superiority . We employ experts known for their research and development skills and innovation and we observe and utilize the advanced technology of international business leaders in our industry.

•	Product advantage . We have a variety of high quality patented products available in the refractory and hot-blast stove fields.
•	Marketing advantage . We maintain excellent relationships with our customers who include many large and medium size companies in the PRC, and we have a marketing network all over the PRC. Further, we have received high praise for the quality of our products, our post-sale service and its delivery time.

•	Brand advantage . Our brands are well known in the hot stove and refractory fields and have received a number of awards.

•	Environmentally friendly and energy efficient . Our products are in compliance with the PRC’s requirements related to efficiency and environmental protection.

•	Recurring revenue stream . We have developed a series of patented refractory products which we use in our hot-blast furnace designs and other refractory products. These products require our customers to engage us to maintain and repair our proprietary products and, accordingly, provide us a recurring revenue stream.

PRC Government Regulations

Business license

Zhengzhou Annec was established on July 30, 2003 with a registered capital of approximately $0.73 million. On October 8, 2003, the shareholders of Zhengzhou Annec reached a resolution of increasing the registered capital of Zhengzhou Annec from approximately $0.73 million to $3.0 million. This increase of registered capital was evidenced by amendment to the articles of association, capital assessment report, and registration of alteration filed with Zhengzhou AIC. According to the business license of Zhengzhou Annec issued on April 29, 2005, the registered capital of Zhengzhou Annec was increased to approximately $3.0 million. Any company that conducts business in the PRC must have a business license that covers a particular type of work. Zhengzhou Annec obtained a business license from the Zhengzhou Administration for Industry and Commerce on January 14, 2011, which identifies the business scope of Zhengzhou Annec as “production, sale and after-sale support of refractory and electrofusion products”.

Beijing Annec was established on January 16, 2008 with a registered capital of approximately $0.87 million. Beijing Annec obtained a business license from the Beijing Administration for Industry and Commerce on August 25, 2010, which demonstrates that the registered capital of Beijing Annec has been increased to approximately $2.8 million and identifies the business scope of Beijing Annec as “technology development, technology transfer, technology support, image-text design and production, project technology consultation, sale of construction materials, computer, software and auxiliary equipment, mechanical equipment, chemical products (not include dangerous chemical materials), import and export agency, import and export”. Prior to expanding our business beyond that of our business licenses, we may be required to apply and receive approval from the relevant PRC government authorities and we cannot assure you that we will be able to obtain the necessary government approval for any change or expansion of our business.

Environmental Regulations

We are subject to various PRC laws and regulations on environmental protection, water pollution, occupational disease, air pollution, solid waste pollution, and noise pollution and labor contracts. We are complying with these various laws and regulations and we have the license of pollution discharge. As the relevant PRC laws might be changed, we intend to regularly monitor and review our operations and procedures to ensure compliance with such laws.

Taxation

On March 16, 2007, the National People's Congress of China passed a new Enterprise Income Tax Law, or New EIT Law, and on December 6, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. Before the implementation of the New EIT Law, foreign invested enterprises, or FIEs, established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an earned income tax, or EIT, rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. The New EIT Law and its implementing rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Despite these changes, the New EIT Law gives FIEs established before March 16, 2007, or Old FIEs, a five-year transition period since January 1, 2008, during which time the tax rate will be increased step by step to the 25% unified tax rate set out in the New EIT Law. From January 1, 2008, for the enterprises whose applicable tax rate was 15% before the promulgation of the New EIT Law , the tax rate will be increased to 18% for year 2008, 20% for year 2009, 22% for year 2010, 24% for year 2011, 25% for year 2012. For the enterprises whose applicable tax rate was 24%, the tax rate will be changed to 25% from January 1, 2008. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization's business, fiscal condition and current operations in the PRC.

In addition to the changes to the current tax structure, under the New EIT Law, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization's global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see “Risk Factors – Risks Related to Our Business – Under the Enterprise Income Tax Law, we may be classified as a ‘resident enterprise' of the PRC. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.”

The New EIT Law provides that an income tax rate of 20% may be applicable to dividends payable to non-PRC investors that are “non-resident enterprises”. Non-resident enterprises refer to enterprises which do not have an establishment or place of business in the PRC, or which have such establishment or place of business in the PRC but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC. The income tax for non-resident enterprises shall be subject to withholding at the income source, with the payor acting as the obligatory withholder under the New EIT Law, and therefore such income taxes generally called withholding tax in practice. The State Council of the PRC has reduced the withholding tax rate from 20% to 10% through the Implementation Rules of the New EIT Law. It is currently unclear in what circumstances a source will be considered as located within the PRC. We are a U.S. holding company and substantially all of our income is derived from dividends we receive from our subsidiaries located in the PRC. Thus, if we are considered a “non-resident enterprise” under the New EIT Law and the dividends paid to us by our subsidiary in the PRC are considered income sourced within the PRC, such dividends may be subject to a 10% withholding tax. Zhengzhou Annec is considered a FIE and is directly held by our subsidiary in Hong Kong. According to a 2006 tax treaty between the Mainland and Hong Kong, dividends payable by an FIE in the PRC to the company in Hong Kong which directly holds at least 25% of the equity interests in the FIE will be subject to a no more than 5% withholding tax. We expect that such 5% withholding tax will apply to dividends paid to Alex Industrial by Zhengzhou Annec, but this treatment will depend on our status as a non-resident enterprise.

Pursuant to the Provisional Regulation of the PRC on Value Added Tax and its implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in the PRC are generally required to pay value added tax, or VAT, at a rate of 17.0% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer. Further, when exporting goods, the exporter is entitled to some or all of the refund of VAT that it has already paid or borne.

Pursuant to the New EIT Law, designated hi-tech corporation may be accorded a tax preference at the rate of 15%. Zhengzhou Annec qualifies as a hi-tech corporation and is accorded certain tax incentives for said designation. Accordingly, Zhengzhou Annec was subject to tax at a statutory rate of 15% for the years ended December 31 2011 and 2010 and will continue to be subject to a 15% tax rate for the years ended December 31, 2012, 2013, and 2014.

Employment laws

We are subject to laws and regulations governing our relationship with our employees, including: wage and hour requirements, working and safety conditions, and social insurance, housing funds and other welfare. These include local labor laws and regulations, which may require substantial resources for compliance.

The PRC’s National Labor Law, which became effective on January 1, 1995, and the PRC’s National Labor Contract Law, which became effective on January 1, 2008, permits workers in both state and private enterprises in the PRC to bargain collectively. The National Labor Law and the National Labor Contract Law provide for collective contracts to be developed through collaboration between the labor union (or worker representatives in the absence of a union) and management that specify such matters as working conditions, wage scales, and hours of work. The laws also permit workers and employers in all types of enterprises to sign individual contracts, which are to be drawn up in accordance with the collective contract. The National Labor Contract Law has enhanced rights for the nation’s workers. The legislation requires employers to provide written contracts to their workers, restricts the use of temporary labor and makes it harder for employers to lay off employees. It also requires that employees with fixed-term contracts be entitled to an indefinite-term contract after a fixed-term contract is renewed twice or the employee has worked for the employer for a consecutive ten-year period.

Foreign Currency Exchange

Foreign currency exchange in the PRC is governed by a series of regulations, including the Foreign Currency Administrative Rules (1996), as amended, and the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange (1996), as amended. Under these regulations, the Renminbi is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Conversion of Renminbi for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of the PRC State Administration of Foreign Exchange, or SAFE. FIEs established in the PRC may only buy, sell and remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from the SAFE. Capital investments by FIEs outside of the PRC are also subject to limitations, which include approvals by the Ministry of Commerce, the SAFE and the State Reform and Development Commission. We currently do not hedge our exposure to fluctuations in currency exchange rates.

Dividend Distributions

The principal laws and regulations in the PRC governing distribution of dividends by FIEs include:

•	The Sino-foreign Equity Joint Venture Law (1979), as amended, and the Regulations for the Implementation of the Sino-foreign Equity Joint Venture Law (1983), as amended;
•	The Sino-foreign Cooperative Enterprise Law (1988), as amended, and the Detailed Rules for the Implementation of the Sino-foreign Cooperative Enterprise Law (1995), as amended; and
•	The Foreign Investment Enterprise Law (1986), as amended, and the Regulations of Implementation of the Foreign Investment Enterprise Law (1990), as amended.

Under applicable PRC regulations, FIEs in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a FIE in the PRC is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserve fund until the accumulative amount of such reserve fund  reaches 50% of its registered capital. The general reserve fund is not distributable as cash dividends. The board of directors of a FIE has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

Employees

As of December 31, 2012, we employed approximately1,386 employees as follows, 228 in management, 1,034 in production, 62 in R&D team and department, and 62 in marketing.

We maintain a satisfactory working relationship with our employees, and we have not experienced any significant labor disputes or any difficulty in recruiting employees for our operations. None of our employees are represented by a labor union. There is no labor union that now represents any of our employees. The number of employees increased by 4.6% in 2011 due to the expansion of our production capacity. We anticipate no change or small change in number of employees in 2012.

Our employees are all in the PRC and participate in the state pension plan organized by the PRC municipal and provincial government. We are required by PRC law to cover employees in the PRC with various types of social insurance. We believe that we are in material compliance with the relevant PRC laws.

Property

All land in the PRC is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are generally granted for a period of 50 years. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

All of our three factories are located in Xinmi, Henan Province. We own the buildings in connection with the Fuliang and Fuhua factory, and lease the factory in Fugang from an unrelated third party for $219,355 per year for 4 years. The detail information is showed in below in square feet:

Factories	Office	Workshops	Dining Halls	Dormitory	Total
Fuliang	2,411	983,674	6,061	30,425	1,022,571
Fuhua	21,356	270,597	4,758	28,270	324,981
Fugang (lease)	16,404	138,241	3,440	6,889	164,974
Total	40,171	1,392,512	14,259	65,584	1,512,526

We believe that our facilities, which are of varying ages and are of different construction types, have been satisfactorily maintained. They are in good conditions and are suitable for our operations and generally provide sufficient capacity to meet our production and operational requirements.

Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business.

Financial Information About Geographic Areas

Refer to Note 16, “Segment Reporting,” to our Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data” for financial information about our geographic areas.

Other Information

Our Internet address is http://en.annec.com.cn. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Other than the information expressly set forth in this annual report, the information contained, or referred to, on our website is not part of this annual report.

The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, such as us, that file electronically with the SEC.

ITEM 1A — RISK FACTORS

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

Risks Related To Our Overall Business Operations

Current economic conditions may adversely affect consumer spending and the overall general health of our retail customers, which, in turn, may adversely affect our financial condition, results of operations and cash resources.

Uncertainty about the current and future global economic conditions may cause our customers to defer purchases or cancel purchase orders for our products in response to tighter credit, decreased cash availability and weakened consumer confidence. Our financial success is sensitive to changes in general economic conditions, both globally and nationally. Recessionary economic cycles, higher interest borrowing rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect consumer spending or buying habits could continue to adversely affect the demand for our products. In addition, a number of our customers may be impacted by the significant decrease in available credit that has resulted from the current financial crisis. If credit pressures or other financial difficulties result in insolvency for our customers it could adversely impact our financial results. There can be no assurances that government and consumer responses to the disruptions in the financial markets will restore consumer confidence.

We may be unable to successfully execute our long-term growth strategy or maintain our current revenue levels.

Our ability to maintain our revenue levels or to grow in the future depends upon, among other things, the continued success of our efforts to maintain our brand image and bring new products to market and our ability to expand within our current distribution channels. Although for year ended 2011, we experienced an increase in our revenues as a result of increase in orders and order prices, there can be no assurances that we will be able to maintain or grow our revenues, or successfully execute our long-term growth strategy.

A downturn or negative changes in the highly volatile steel and iron industry will harm our business and profitability.

Our main customers consist largely of iron and steel companies. Accordingly, our business performance is closely tied to the performance of the steel industry. The sector as a whole is cyclical and its profitability can be volatile as a result of general economic conditions, labor costs, competition, import duties, tariffs and currency exchange rates. These factors have historically resulted in wide fluctuations in the PRC and the global economies in which steel companies sell their products. In the event that these fluctuations occur, a resulting decreased demand for steel products could negatively impact our sales, margins and profits. In recent years, some external factors such as the requirements of environmental protection and the rise of raw material prices have restricted the growth of the PRC’s steel industry. The PRC is now restructuring its steel industry to build a resource-conserving and environmental-friendly society. Therefore, the fluctuations in the industry could adversely affect our development. Nevertheless, we will strive to enhance our competitiveness to cope with the situation.

Industry growth rate for refractory products may decelerate and may affect our future revenue growth.

As a result of the growth of the PRC steel industry, the production of refractory materials in the PRC has experienced tremendous growth in recent years. If the steel industry growth rate slows, it will likely negatively impact our growth rate.

Our inability to overcome fierce competition in the highly competitive PRC refractory market could reduce our revenue and net income.

We compete with many other refractory manufacturers in the PRC and, if we are successful in expanding our market reach, we will have international competitors as well. Remaining competitive requires a variety of things – market share and customer growth, continued success in technology development, access to reasonable priced raw materials and other supplies, etc. Much of our future success will be dependent on our ability to secure and retain adequate financing of our current operations and research and development. If we are unable to secure financing, or if any other market factor makes it difficult to remain competitive, our revenue and net income will be adversely affected.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We have a limited operating history because we have only been in operation since 2003. This limited operating history makes it difficult for investors to evaluate our businesses and predict future operating results. An investor in our securities must consider the risks, uncertainties and difficulties frequently encountered by companies in new and rapidly evolving markets. The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

Our ability to obtain additional financing may be limited, which could delay or prevent the completion of one or more of our strategies.

We have, to date, financed our working capital and capital expenditure needs primarily from capital contributions of shareholders of our operating entities, bank loans provided by local banking institutions and operating cash flows. We expect our working capital needs and our capital expenditure needs to increase in the future as we continue to expand and enhance our production facilities, increase our design, research and development capabilities and as we continue to implement our other strategies. Our ability to raise additional capital will depend on the financial success of our current business and the successful implementation of our key strategic initiatives, as well as financial, economic and market conditions and other factors, some of which are beyond our control. We may not be successful in raising any required capital on reasonable terms and at required times, or at all. Further, equity financings may have a further dilutive effect on our stockholders. If we require additional debt financing, the lenders may require us to agree on restrictive covenants that could limit our flexibility in conducting future business activities, and the debt service payments may be a significant drain on our free capital allocated for research and other activities. If we are unsuccessful in raising additional capital or if new capital funding costs are higher than our prior capital funding costs, our business operations and our development programs may be materially and adversely impacted, with similar effects on our results of operations and financial condition.

Our production capacity might not be able to meet with growing market demand or changing market conditions.

We believe that our current production capacity is sufficient to meet current market demand and demand this fiscal year. Although we intend to expand our production capacity in the future as demand increases, we cannot give assurance that our production capacity will be able to meet our obligations and the growing market demand for our products in the future. Furthermore, we may not be able to expand our production capacity in response to the changing market conditions. If we fail to meet demand from our customers, we may lose our market share.

We may not be able to develop new products or expand into new markets.

We intend to continue to develop and produce new refractory products. The launch and development of new products involve considerable time and commitment which may exert a substantial strain on our ability to manage our existing business and operations. We cannot ensure our research and development capacity and capability is sufficient to develop any marketable new products or that any income will be generated from such new products. If we are not able to develop and introduce new products successfully, or if our new products fail to generate sufficient revenues to offset our research and development costs, our business, financial condition and operating results could be adversely affected. Failure of such could lead to wasted resources. An element of our strategy for growth also envisages us selling existing or new products into new markets other than the PRC market. There is no guarantee that we will be successful in executing our growth strategy and if we should fail to execute our growth strategy successfully, it may have a material and adverse affect on our future revenue and profitability.

We manufacture our products in a single location, and any material disruption of our operations could adversely affect our business.

Our operations are subject to uncertainties and contingencies beyond our control that could result in material disruptions in our operations and adversely affect our business. These include industrial accidents, fires, floods, droughts, storms, earthquakes, natural disasters and other catastrophes, equipment failures or other operational problems, strikes or other labor difficulties.

All of our products are manufactured in our production facilities in the PRC. If there is any damage to our production facilities, we may not be able to remedy such situations in a timely and proper manner, and our production could be materially and adversely affected. Any breakdown or malfunction of any of our equipment could cause a material disruption of our operations. Any such disruption in our operations could cause us to reduce or halt our production, prevent us from meeting customer orders, adversely affect our business reputation, increase our costs of production or require us to make unplanned capital expenditures, any one of which could materially and adversely affect our business, financial condition and results of operations. Currently, there have been no disruptions in our operations and no plan to expand our manufacturing outside of the PRC.

The prices for the raw materials and the costs for labor may increase.

Any decrease in the availability, or increase in the cost, of raw materials and energy could materially increase our costs and jeopardize our current profit margins and profitability. Our ability to achieve our sales target depends on our ability to maintain what we believe to be adequate inventories of raw materials to meet reasonably anticipated orders from our customers. We anticipate that there will be increase in the cost of raw materials and labor, which could adversely affect our business, financial condition and results of operations.

We enter into some long-term contracts with our suppliers. These suppliers may not be able or willing to deliver our raw materials requirements on time to meet our production schedules, and we may be unable to produce certain products, which could result in a decrease in revenues and profitability, a loss of good will with our customers, and could tarnish our reputation as a reliable supplier in our industry. In the event that our raw material and energy costs increase, we may not be able to pass these higher costs on to our customers in full or at all due to contractual agreements or pricing pressures in the refractory market. Any increase in the prices for raw materials or energy resources could materially increase our costs and therefore lower our earnings and profitability.

The manufacturing industry is labor intensive. Labor costs in the PRC have been increasing over the past few years, and we cannot assure you that the cost of labor in the PRC will not continue to increase in the future or that we will be able to increase the prices of our products to offset such increases. If we are unable to identify and employ other appropriate means to reduce our costs of production or to pass on the increased labor and other costs of production to our customers by selling our products at higher prices, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Our insurance coverage may not be sufficient to cover all losses.

Although we have obtained insurance coverage for the operation of our business that we believe is customary in the PRC refractory industry, covering risks such as loss as a result of fire, theft or occurrence of certain natural disasters, the insurance may not cover all types of loss. If we incur substantial losses or liabilities that are not covered or compensated by our insurance coverage fully or at all, our business, financial condition and results of operations may be materially and adversely affected.

We may not be able to comply with all applicable government regulations.

We are subject to extensive governmental regulation by the central, regional and local authorities in the PRC, where our business operations take place. We believe that we are currently in substantial compliance with all laws and governmental regulations in the PRC and that we have all material permits and licenses required for our operations. Although ,we will continue to strive to be in substantial compliance with current laws and regulations, we cannot assure investors that we will be able to comply with all future laws and regulations. To the extent that new regulations are adopted, we will be required to conform our activities in order to comply with such regulations. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on its business, operations and finances.

Actions by the PRC government could drive up our material costs and could have a negative impact on our profitability.

In the past years, the PRC government has shut down some outdated mineral mines in the PRC. These shutdowns have decreased the overall supply of raw materials needed to produce refractory products. As a result, the materials costs for our products have increased. If the PRC government shuts down more mineral mines, we could experience further supply shortages and price increases that could have a negative impact on our profitability.

Approximately 70% of our sales revenues were derived from our ten largest customers, and any reduction in revenues from any of these customers would reduce our revenues and net income.

While we have numerous customers, approximately 70% of our sales revenue came from our top ten customers in 2011, compared to 51% in 2010. If we cease to do business at or above current levels with any one of our large customers which contribute significantly to our sales revenues, and we are unable to generate additional sales revenues with new and existing customers that purchase a similar amount of our products, then our revenues and net income would decline considerably.

A significant interruption or casualty loss at any of our facilities could increase our production costs and reduce our sales and earnings.

Our manufacturing process requires large industrial facilities for crushing, smashing, batching, molding and baking raw materials. After the refractory products come off the production line, we need additional facilities to inspect, package, and store the finished goods. Our facilities may experience interruptions or major accidents and may be subject to unplanned events such as explosions, fires, accidents and other events. Any shutdown or interruption of any facility would reduce the output from that facility, which could substantially impair our ability to meet sales targets. Interruptions in production capabilities will inevitably increase production costs and reduce our sales and earnings. In addition to the revenue losses, longer-term business disruption could result in the loss of goodwill with our customers. To the extent these events are not covered by insurance, our revenues, margins and cash flows may be adversely impacted by events of this type.

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines.

We have environmental liability risks and limitations on operations brought about by the requirements of environmental laws and regulations. We are subject to various national and local environmental laws and regulations concerning issues such as air emissions, wastewater discharges, and solid and hazardous waste management and disposal. These laws and regulations are becoming increasingly stringent. While we believe that our facilities are in material compliance with all applicable environmental laws and regulations, the risks of substantial unanticipated costs and liabilities related to compliance with these laws and regulations are an inherent part of our business. It is possible that future conditions may develop, arise or be discovered that create new environmental compliance or remediation liabilities and costs. While we believe that we can comply with environmental legislation and regulatory requirements and that the costs of compliance have been included within budgeted cost estimates, compliance may prove to be more limiting and costly than anticipated.

Additionally, if we fail to comply with present or future environmental regulations, we may be required to pay substantial fines, suspend production or cease operations. Any failure by us to control the use of or to restrict adequately the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations. Certain laws, ordinances and regulations could limit our ability to develop, use, or sell our products.

If our customers and/or the ultimate consumers of products which use our products successfully assert product liability claims against us due to defects in our products, our operating results may suffer and our reputation may be harmed.

Our products are widely used as protective linings in industrial furnaces operating in highly hazardous environments because those furnaces must operate under extremely high temperatures in order to produce iron, steel and other industrial products. Significant property damage, personal injuries and even death can result from the malfunctioning of high temperature furnaces as a result of defects in our refractory products. The costs and resources needed to defend product liability claims could be substantial. We could be responsible for paying some or all of the damages if found liable. The publicity surrounding these sorts of claims is also likely damage our reputation, regardless of whether such claims are successful. Any of these consequences resulting from defects in our products would hurt our operating results and stockholder value.

If we are not able to adequately secure and protect our patent, trademark and other proprietary rights our business may be materially affected.

We hold a number of patents on our technology. These technologies are very important to our business and it may be possible for unauthorized third parties to copy or reverse engineer our products, or otherwise obtain and use information that we regard as proprietary. Furthermore, third parties could challenge the scope or enforceability of our patents. In certain foreign countries, including the PRC where we operate, the laws do not protect our proprietary rights to the same extent as the laws of the United States. Decided court cases in the PRC’s civil law system do not have binding legal effect on future decisions and even where adequate law exists in the PRC, enforcement based on existing law may be uncertain and sporadic and it may be difficult to obtain enforcement of a judgment by a court of another jurisdiction. In addition, the relative inexperience of the PRC’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation, and interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. Any misappropriation of our intellectual property could have a material adverse effect on our business and results of operations, and we cannot assure you that the measures we take to protect our proprietary rights are adequate.

Improvements in the quality and lifespan of refractory products may decrease product turnover and our sales revenues.

Technological and manufacturing improvements have made refractory products more durable and more efficient. While making products more durable and more efficient is generally a positive development, the increased quality and durability of refractory products could lead to declining consumption and turnover of refractory products. With the growth rate in the steel industry decelerating and with the consumption rate of refractory products per metric ton of steel produced decreasing, the refractory industry’s future growth rate may decelerate. We can increase our prices to offset a decrease in product consumption, but we cannot assure that price increases will be acceptable to our customers.

Our new products are complex and may contain defects that are detected only after their release to our customers, which may cause us to incur significant unexpected expenses and lost sales.

Our products are highly complex and must operate at high temperatures for long periods of time. Although our new products are tested prior to release, they can only be fully tested when they are used by our customers. Consequently, our customers may discover defects after new products have been released. Although we have test procedures and quality control standards in place designed to minimize the number of defects in our products, we cannot guarantee that our new products will be completely free of defects when released. If we are unable to quickly and successfully correct the defects identified after their release, we could experience significant costs associated with compensating our customers for damages caused by our products, costs associated with correcting the defects, costs associated with design modifications, and costs associated with service or warranty claims or both. Additionally, we could lose customers, lose market share and suffer damage to our reputation.

Our business depends substantially on the continuing efforts of our executive officers, and our business may be severely disrupted if we lose their services.

We believe that our success is largely dependent up on the continued service of the members of our management team, who are critical to establishing our corporate strategies and focus, and ensuring our continued growth. In particular, our chairman, LI Fuchao and our president, LI Jiantao, are crucial to our success. Our continued success will depend on our ability to attract and retain a qualified and competent management team in order to manage our existing operations and support our expansions plans. Although this possibility is low, if any of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers.

We cannot assure that we will be able to renew all necessary licenses, certificates, approvals and permits for our production. Changes in licensing requirements applicable to our industry may adversely affect us.

We have obtained all necessary licenses, certificates, approvals and permits for the production of our existing products. There was no requirement for a particular license, certificate, approval or permit specific for the production in the PRC. The abovementioned licenses, certificates, approvals and permits that were obtained refer to the government licenses, approvals and permits that we have obtained from the relevant government authorities (1) for the incorporation of our subsidiary in the PRC to conduct the production and manufacturing of our refractory materials and products and the other licenses and permits, including the tax registration, that are generally required for companies to operate their businesses in the PRC; and (2) for the construction and operation of our production facility. There is no assurance that we will be able to renew such licenses, certificates, approvals and permits upon their expiration. The eligibility criteria for such licenses, certificates, approvals and permits may change from time to time and may become more stringent. In addition, new requirements for licenses, certificates, approvals and permits may come into effect in the future. The introduction of any new and/or more stringent laws, regulations, licenses, certificates, approvals or permits requirements relevant to our business operations and the steel flow control products industry may significantly escalate our compliance and maintenance costs or may limit the Company to continue with our existing operations or may limit or prohibit us from expanding our business. Any such event may have an adverse effect to our business, financial results and future prospects.

Certain of our existing stockholders have substantial influence over our company, and their interests may not be aligned with the interests of our other stockholders.

Mr. LI Fuchao, through New-Source Group Limited, owns approximately 76.9% of our outstanding voting securities. As a result, New-Source Group Limited have significant influence over our business, including decisions regarding mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our Company and might reduce the price of our shares.

We may be exposed to potential risks relating to our internal controls over financial reporting.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. We continue to seek qualified accounting and financial personnel with an appropriate level of US GAAP knowledge and experience appropriate to meet our financial reporting requirements. As such, we rely on financial consultants to advise and assist management on financial reporting requirements. In addition, we intend to hire a new chief financial officer with US GAAP and SEC reporting experience and additional staff with US GAAP experience, however, it is difficult to attract qualified accounting and financial personnel with the requirements that we seek to cities outside of the tier 1 cities such as Beijing and Shanghai. We can provide no assurance that we will be able to successfully hire a qualified chief financial officer and/or comply with all of the requirements imposed by SOX Rule 404. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, our internal controls over financial reporting may not be effective.

Risks Related to the VIE Agreements

The PRC government may determine that the VIE Agreements are not in compliance with applicable PRC laws, rules and regulations.

Foreign ownership in construction project design enterprises such as Beijing Annec are subject to restrictions under current PRC laws, rules and regulations. As we are a Delaware company and our PRC subsidiaries are treated as foreign-invested enterprises under applicable PRC laws, we are subject to ownership limitations as well as special approval requirements on foreign investment. Specifically, foreign entities are not allowed to own more than a 75 % equity interest in any PRC company that provides design and engineering services.

To comply with applicable PRC laws, rules and regulations, we conduct our operations in the PRC through the VIE Agreements, a series of contractual arrangements entered into among Zhengzhou Annec and Beijing Annec, which consist of the Cooperation Agreement, Pledge Agreement, Option Agreement, and POA. As a result of these VIE Agreements, Zhengzhou Annec manages and operates our design and engineering business through Beijing Annec pursuant to the rights it holds under our VIE Agreements. A majority of the economic benefit and almost all of the risks arising from Beijing Annec’s operations are ultimately enjoyed and undertaken by Zhengzhou Annec under these agreements. Details of the VIE Agreements are set out in “Description of Business – History of China Green Refractories Limited ” above.

There are risks involved with the operation of our business in reliance on the VIE Agreements, including the risk that the VIE Agreements may be determined by PRC regulators or courts to be unenforceable. Although we believe we are in compliance with current PRC regulations in the execution and implementation of the VIE Agreements, we cannot assure you that the PRC government would agree that the VIE Agreements fully comply with existing PRC policies or with policies that may be adopted in the future. PRC laws and regulations governing the validity of these the VIE Agreements are uncertain. If the VIE Agreements were for any reason determined to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

•	imposing economic penalties;
•	discontinuing or restricting the operations of Zhengzhou Annec or Beijing Annec;
•	imposing conditions or requirements in respect of the VIE Agreements with which Zhengzhou Annec or Beijing Annec may not be able to comply;
•	requiring our company to restructure the relevant ownership structure or operations;
•	taking other regulatory or enforcement actions that could adversely affect our business; and
•	revoking the business licenses and/or the licenses or certificates of Zhengzhou Annec or Beijing Annec, and/or voiding the VIE Agreements.

Any of these actions could adversely affect our ability to manage, operate and gain the financial benefits of Beijing Annec, which would have a material adverse impact on our business, financial condition and results of operations.

Our ability to manage and operate Beijing Annec under the VIE Agreements may not be as effective as direct ownership.

We conduct our design and engineering business in the PRC and generate virtually all of our revenues for our design and engineering services through the VIE Agreements. Our plans for future growth are based substantially on growing the operations of Beijing Annec. However, the VIE Agreements may not be as effective in providing us with control over Beijing Annec as direct ownership. Under the current VIE Agreements, if Beijing Annec fails to perform its obligations under these contractual arrangements, we may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies under PRC law, which we cannot be sure would be effective. Therefore, if we are unable to effectively control Beijing Annec, it may have an adverse effect on our ability to achieve our business objectives and grow our revenues.

As the VIE Agreements are governed by PRC law, we would be required to rely on PRC law to enforce our rights and remedies under them; PRC law may not provide us with the same rights and remedies as are available in contractual disputes governed by the law of other jurisdictions.

The VIE Agreements are governed by the PRC law and provide for the resolution of disputes through arbitral proceedings pursuant to PRC law. If Beijing Annec or its shareholders fail to perform the obligations under the VIE Agreements, we would be required to resort to legal remedies available under PRC law, including seeking specific performance or injunctive relief, or claiming damages. We cannot be sure that such remedies would provide us with effective means of causing Beijing Annec to meet its obligations, or recovering any losses or damages as a result of non-performance. Further, the legal environment in the PRC is not as developed as in some other jurisdictions. Uncertainties in the application of various laws, rules, regulations or policies in PRC legal system could limit our liability to enforce the VIE Agreements and protect our interests.

The payment arrangement under the VIE Agreements may be challenged by the PRC tax authorities.

We generate our revenues through the payments we receive pursuant to the VIE Agreements. We could face adverse tax consequences if the PRC tax authorities determine that the VIE Agreements were not entered into based on arm’s length negotiations. For example, PRC tax authorities may adjust our income and expenses for PRC tax purposes which could result in our being subject to higher tax liability, or cause other adverse financial consequences. According to the PRC Tax Administration and Collection Law, in the case of a transfer pricing related adjustment, the statute of limitation is three years normally and 10 years in special instances.

Our stockholders have potential conflicts of interest with us which may adversely affect our business.

Mr. LI Fuchao is our chairman, and he also controls Beijing Annec through both direct equity ownership and the VIE Agreements. There could be conflicts that arise from time to time between our interests and the interests of Mr. LI Fuchao. There could also be conflicts that arise between us and Beijing Annec that would require our stockholders and Beijing Annec’s shareholder to vote on corporate actions necessary to resolve the conflict. There can be no assurance in any such circumstances that Mr. LI Fuchao will vote his shares in our best interest or otherwise act in the best interests of our company. If Mr. LI Fuchao fails to act in our best interests, our operating performance and future growth could be adversely affected.

We rely on the approval certificates and business license held by Beijing Annec for our design and engineering business and any deterioration of the relationship between Zhengzhou Annec and Beijing Annec could materially and adversely affect our business operations.

We operate our design and engineering business in the PRC on the basis of the approval certificates, business license and other requisite licenses held by Beijing Annec. There is no assurance that Beijing Annec will be able to renew its licenses or certificates when their terms expire with substantially similar terms as the ones they currently hold.

Further, our relationship with Beijing Annec is governed by the VIE Agreements that are intended to provide us with effective control over the business operations of Beijing Annec. However, the VIE Agreements may not be effective in providing control over the application for and maintenance of the licenses required for our business operations. Beijing Annec could violate the VIE Agreements, go bankrupt, suffer from difficulties in its business or otherwise become unable to perform its obligations under the VIE Agreements and, as a result, our operations, reputations and business could be severely harmed.

If Zhengzhou Annec exercises the purchase option it holds over Beijing Annec’s share capital pursuant to the Option Agreement, the payment of the purchase price could materially and adversely affect our financial position.

Under the Option Agreement, Zhengzhou Annec has the option to purchase all of the equity interest in Beijing Annec at a price based on the circumstances of the exercise of the option as determined by the relevant parties, provided that the acquisition will not violate any PRC laws or regulations in effect. As Beijing Annec is already our contractually controlled affiliate, Zhengzhou Annec’s exercising of the option would not bring immediate benefits to our company, and payment of the purchase price could adversely affect our financial position.

RISKS RELATED TO DOING BUSINESS IN CHINA

As substantially all of our assets are located in the PRC and all of our revenues are derived from our operations in the PRC, changes in the political and economic policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC. The PRC government exerts substantial influence and control over the manner in which we must conduct our business activities. Our ability to operate in the PRC may be adversely affected by changes in PRC laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under the current government leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

All of our deposits are held with banks in the PRC which are not insured.

We hold all of our bank deposits with banks in the PRC. China does not have an equivalent of federal deposit insurance as in the United States. Accordingly, all of our deposits held in the banks in the PRC are not insured. Although, we hold accounts with several banks in the PRC and periodically evaluate the credit quality of our banks in efforts to mitigate any potential risk, we may be adversely affected in the event of a material disruption or financial distress of the banks.

Our operations are subject to PRC laws and regulations that are sometimes vague and uncertain. Any changes in such PRC laws and regulations, or the interpretations thereof, may have a material and adverse effect on our business.

The PRC’s legal system is a civil law system based on written statutes. Decided legal cases do not have so much value as precedent in the PRC as those in the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to, governmental approvals required for conducting business and investments, laws and regulations governing the advertising industry, as well as commercial, antitrust, patent, product liability, environmental laws and regulations, consumer protection, and financial and business taxation laws and regulations.

The PRC government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

Our PRC subsidiary, Zhengzhou Annec, is considered a foreign invested enterprise under PRC laws, and as a result is required to comply with PRC laws and regulations, including laws and regulations specifically governing the activities and conduct of foreign invested enterprises. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;
•	revoking our business license, other licenses or authorities;

•	requiring that we restructure our ownership or operations; and
•	requiring that we discontinue any portion or all of our business.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in the PRC based upon U.S. laws, including the federal securities laws, or other foreign laws against us or our management.

All of our current operations are conducted in the PRC. Moreover, most of our directors and officers are nationals and residents of the PRC. All or substantially all of the assets of these persons are located outside the United States and in the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside the PRC upon these persons. In addition, uncertainty exists as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in the PRC against us or such persons predicated upon the securities laws of the United States or any state thereof.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the PRC economy through regulation and state ownership. Our ability to operate in the PRC may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property, and other matters. We believe that our operations in the PRC are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof and could require us to divest ourselves of any interest we then hold in PRC properties or joint ventures.

Future inflation in the PRC may inhibit our ability to conduct business in the PRC.

In recent years, the PRC economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in the PRC has been as high as 5.9% and as low as -0.8%. These factors have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the PRC government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in the PRC, and thereby harm the market for our products and our company.

Restrictions on currency exchange may limit our ability to receive and use our sales effectively.

The majority of our sales will be settled in RMB and U.S. dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside the PRC or to make dividend or other payments in U.S. dollars. Although the PRC government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in the PRC authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in the PRC, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the PRC regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between the U.S. dollar and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economical, and legal environment in the PRC. The PRC Government controls its foreign currency reserves through restrictions on imports and conversion of Renminbi (RMB) into foreign currency. In July 2005, the PRC Government has adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate.” During January 2008 to December 2012, the exchange rate between RMB and U.S. Dollars (USD) has fluctuated from USD $1.00 to RMB 7.3141 and USD $1.00 to RMB 6.3647, respectively. There can be no assurance that the exchange rate will remain stable. The RMB could appreciate or depreciate against the U.S. Dollar. The Company’s financial condition and results of operations may also be affected by changes in the value of certain currencies other than the RMB in which its earnings and obligations are denominated.

Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market. Our financial condition and results of operations may also be affected by changes in the value of certain currencies other than the Renminbi in which its earnings and obligations are denominated.

Very limited hedging transactions are available in the PRC to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.

Substantially all of our sales are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends by our PRC subsidiaries only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC generally accepted accounting principles to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. The general reserve fund is not distributable as cash dividends. The board of directors of a FIE has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability, limit our ability to acquire PRC companies or to inject capital into PRC subsidiaries, limit our PRC subsidiaries' ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75 which became effective as of November 1, 2005, and was further supplemented by two implementation notices issued by the SAFE on November 24, 2005 and May 29, 2007, respectively. Circular 75 requires PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of the PRC on the strength of domestic PRC assets originally held by those residents. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in the PRC to guarantee offshore obligations. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006. Failure to comply with the requirements of Circular 75 may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of the PRC.

We have asked our shareholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE as currently required in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiary. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries' ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident shareholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries' ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

On August 8, 2006, the PRC Ministry of Commerce (“MOFCOM”), joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission and SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “Revised M&A Regulations”), which took effect on September 8, 2006 and was further amended on June 22, 2009. These new rules significantly revised the PRC’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in the PRC and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the PRC government to monitor and prohibit foreign control transactions in key industries.

Among other things, the revised M&A Regulations include new provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. However, the application of this PRC regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement. Our PRC counsel believes that it is uncertain whether the transaction is subject to CSRC's approval, and in reality, many other similar companies have completed similar transactions like the share exchange contemplated under the Exchange Agreement without CSRC's approval and our PRC legal counsel is not aware of any situation in which the CSRC has imposed a punishment or penalty in connection with any such transactions. However, if the CSRC or other PRC Government Agencies subsequently determine that CSRC approval is required for the share exchange and private placement contemplated under the Exchange Agreement, we may face material regulatory actions or other sanctions from the CSRC or other PRC Government Agencies.

If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required for our restructuring, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock.

Also, if later the CSRC requires that we obtain its approval, we may be unable to obtain a waiver of the CSRC approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding this CSRC approval requirement could have a material adverse effect on the trading price of our common stock.

Under the New Enterprise Income Tax Law, we may be classified as a “resident enterprise” of the PRC. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

The PRC passed a new Enterprise Income Tax Law, or The New EIT Law, and its implementing rules, both of which became effective on January 1, 2008. Under The New EIT Law, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a PRC enterprise for enterprise income tax purposes. The implementing rules of The New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of The New EIT Law and its implementation against non-PRC enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a PRC enterprise or group will be classified as a “domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in the PRC; (ii) its financial or personnel decisions are made or approved by bodies or persons in the PRC; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in the PRC; and (iv) at least half of its directors with voting rights or senior management often resident in the PRC. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and its non-PRC shareholders would be subject to a withholding tax at a rate of 10% when dividends are paid to such non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a PRC natural person. Nor are detailed measures on enforcement of PRC tax against non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by PRC tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-PRC source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under The New EIT Law and its implementing rules dividends paid to us from our PRC subsidiary would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2011 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and PRC, and our PRC tax may not be creditable against our U.S. tax.

Failure to apply for and receive a further tax preference as a designated hi-tech corporation by Zhengzhou Annec may limit our PRC subsidiaries' ability to distribute profits to us.

Pursuant to the New EIT Law, designated hi-tech corporation may be accorded a tax preference at the rate of 15%. Zhengzhou Annec qualified as a hi-tech corporation and was accorded certain tax incentives at a statutory rate of 15% for the years from 2008 to 2011. It will also be afforded certain tax incentives at a statutory rate of 15% until 2014. Zhengzhou Annec may not be able to maintain this tax preference after 2014 unless it applies for and receives a further tax preference for the succeeding five years. If Zhengzhou Annec fails to apply for and receive such further tax preference, it will be subject to a statutory tax rate of 25%. Higher tax contributions may limit our PRC subsidiaries' ability to distribute profits to us. Any limitations on the ability of our PRC subsidiaries to distribute profits to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

We face uncertainty from the PRC’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises' Share Transfer, or Circular 698, that was released in December 2009 with retroactive effect from January 1, 2008.

The PRC State Administration of Taxation, or SAT, released a circular on December 15, 2009 that addresses the transfer of shares by nonresident companies, generally referred to as Circular 698. Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in the PRC. Circular 698, which provides parties with a short period of time to comply with its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a PRC company. Where a foreign investor indirectly transfers equity interests in a PRC resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that PRC resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a PRC resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes. There is uncertainty as to the application of Circular 698. For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with the PRC. It is also unclear, in the event that an offshore holding company is treated as a domestically incorporated resident enterprise, whether Circular 698 would still be applicable to transfer of shares in such offshore holding company. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that PRC resident enterprise. In addition, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our Company complies with the Circular 698. If Circular 698 is determined to be applicable to us based on the facts and circumstances around such share transfers, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and PRC anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties, and make most of our sales in the PRC. The PRC also strictly prohibits bribery of government officials. Our activities in the PRC may create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents, or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents, or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or PRC anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Risks Related To The Market For Our Stock

The market price of our common stock can become volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

The market price of our common stock can become volatile. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

•	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;
•	changes in financial estimates by us or by any securities analysts who might cover our stock;
•	speculation about our business in the press or the investment community;
•	significant developments relating to our relationships with our customers or suppliers;
•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry;
•	customer demand for our products;
•	investor perceptions of our industry in general and our Company in particular;
•	the operating and stock performance of comparable companies;
•	general economic conditions and trends;
•	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;
•	changes in accounting standards, policies, guidance, interpretation or principles;
•	loss of external funding sources;
•	sales of our common stock, including sales by our directors, officers or significant stockholders; and
•	additions or departures of key personnel.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. Should this type of litigation be instituted against us, it could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our Company at a time when you want to sell your interest in us.

We do not intend to pay dividends on shares of our common stock for the foreseeable future.

Prior to the reverse acquisition of China Green, Zhengzhou Annec declared and paid approximately $698,267 in dividends in January 2011, however, E-Band Media has never declared or paid any cash dividends on shares of our common stock. We intend to retain any future earnings to fund the operation and expansion of our business and, therefore, we do not anticipate paying cash dividends on shares of our common stock in the foreseeable future.

Our common stock is illiquid and this low trading volume may adversely affect the price of our common stock.

Our common stock is quoted on the Over-The-Counter Bulletin Board. The trading market in our common stock is illiquid. Our limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock,” we may become subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by the Penny Stock Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

Certain provisions of our Certificate Incorporation may make it more difficult for a third party to effect a change-of-control.

Our Certificate of Incorporation authorize our Board of Directors to issue up to 20,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our Board of Directors without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our Board of Directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

ITEM 1B — UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2 — PROPERTIES

All land in the PRC is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are generally granted for a period of 50 years. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

All of our facilities are located in Xinmi, Henan Province. We own one manufacturing facility which includes offices, workshops, dormitory, and dining halls that total approximately 998,758 square feet. In addition, we own another workshop located on land that we lease from He Xi village of Xinmi city. The land is approximately 370,666 square feet and the rent is $7,551 per year for 50 years starting in 2010. We also lease another workshop from an unrelated third party. The rent for the workshop is $219,355 per year for 4 years.

We believe that our facilities, which are of varying ages and are of different construction types, have been satisfactorily maintained. They are in good conditions and are suitable for our operations and generally provide sufficient capacity to meet our production and operational requirements.

ITEM 3 — LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. To the best knowledge of management, there are no material legal proceedings pending against the Company.

ITEM 4 — Removed and Reserved

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On January 3, 2011, our common stock started quotation on the OTCBB under the symbol “EBDM” and was changed to “ANNC” on April 18, 2011. The following table shows the range of the high and low bid for our common stock as reported by the Over-The-Counter Bulletin Board for the time periods indicated:

	High	Low
Quarter ended March 31, 2011	*	*
Quarter ended June 30, 2011	*	*
Quarter ended September 30, 2011	*	*
Quarter ended December 31, 2011	$2.80	$2.75
Quarter ended March 31, 2012	$3.50	$1.50

* No trading activities.

Bid quotations represent interdealer prices without adjustment for retail markup, markdown and/or commissions and may not necessarily represent actual transactions.

Stockholders

As of March 12, 2012, we had 110 stockholders of record and 19,995,701 shares issued and outstanding. This does not include the holders whose shares are held in a depository trust in "street" name. Currently no shares are currently held by Depository Trust Company in "street name.”

Dividend Policy

We presently do not expect to declare or pay such dividends in the foreseeable future and expect to reinvest all undistributed earnings to expand our PRC operations, which the management would be is in the best interest of our stockholders. Undistributed earnings will be reinvested in our operations in the PRC. Payment of dividends to our shareholders would require payment of dividends by our PRC subsidiary to us. PRC accounting standards and regulations currently permit payment of dividends only out of accumulated profits, a portion of which is required to be set aside for certain reserve funds. Our inability to receive all of the revenues from our PRC subsidiary's operations may provide an additional obstacle to our ability to pay dividends if we so decide in the future. The declaration of dividends, if any, will be subject to the discretion of our board of directors, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among others. Please refer to the risk factors for a more detailed discussion on the limitations on the payment of dividends to us by our subsidiary.

Securities Authorized for Issuance under Equity Compensation Plans

We have no compensation plans under which equity securities are authorized for issuance.

Unregistered Sales of Equity Securities

In connection with the reverse acquisition of China Green and pursuant to the terms of the Share Exchange Agreement, on February 11, 2011, we issued 19,220 shares of our Series A Preferred Stock to the shareholders of China Green. The total consideration for the 19,220 shares of our Series A Preferred Stock was 102 ordinary shares of China Green, which is all the issued and outstanding capital stock of China Green. The number of our shares issued to the shareholders of China Green was determined based on an arms-length negotiation. The issuance of our shares to the shareholders of China Green was made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Regulation S promulgated thereunder.

The issuance of our shares to the shareholders of China Green and the registered broker-dealer were made in reliance on the exemption provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering. Our reliance was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offerees and us.

In connection with the effectiveness of the 1-for-14.375 reverse split of our outstanding common stock on April 18, 2011, our  shares of Series A Preferred Stock automatically converted into shares of common stock on the basis of one share of Series A Preferred Stock for 1,000 shares of common stock. As a result the 19,220 outstanding shares of Series A Preferred Stock automatically converted into 19,220,000 shares of common stock, which constituted approximately 96% of the outstanding common stock of subsequent to the reverse split.

ITEM 6 — SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes and other financial information appearing elsewhere in this report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from this discussed in the forward-looking statements. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation, the disclosures made under “Risk Factors.”

Overview

We are a refractory and production-based company that designs, develops, produces, and markets refractory products in the PRC. In addition, through our VIE, Beijing Annec, we provide integrated stove design, turnkey contracting, refractory production and sales.

We generate revenues from the sale of our refractory products, which consists of bricks of various size, shape, and construction material, and from services related to the design, engineering and build out of stoves.

Fiscal 2011 Summary and Outlook

Financial and business highlights for the fiscal year ended December 31, 2011 were as follows:

•	Revenue increased by approximately $30,967,266 or 48.83% to $94,380,406 in the year ended December 31, 2011 as compared to $63,413,140 in the year ended December 31, 2010. In fiscal 2011, we experienced growth in revenues as a result of increased in number of orders.

•	Our net profit increased by $4,071,657 or 56.25% to $11,309,568 for fiscal 2011 and $7,237,911 for fiscal 2010. Our net income for fiscal 2011 was positively impacted by increased revenues, and was negatively impacted by increased selling expenses.

•	In 2011, Zhengzhou Annec, our wholly-owned subsidiary, signed a total of 54 contracts. These contracts amounted to approximately $91 million, and included contracts with China Metallurgical Capital Engineering Co., Ltd. valued at approximately $21 million, Tianjin Rockcheck Steel Group Co., Ltd. valued at approximately $13.6 million, and Tangshan Rockcheck Steel Group Co., Ltd. valued at approximately $5 million. Of those contracts, there were 17 new customers with signed contracts valued at approximately $37 million.

•	We expect to complete Tangshan Songting, Hebei Jinxi and other projects by the end of 2012.

In addition, in 2011, Zhengzhou Annec was awarded the second prize for Science and Technology Progress of Henan Province and the first prize for Science and Technology Progress of Zhengzhou City for a project called "Optimal Design of the Primary Refractories in the Top-combustion Hot Blast Furnace and Research and Application of the AH Series Andalusite Bricks." The project with Zhengzhou Annec as its primary contributor was chaired by Zhengzhou Annec's chief engineer Professor Sun Gengchen. In the process of the project's research and development, more than RMB10 million was invested to set up an integrated laboratory of CFD numerical simulation, cold-state and hot-state simulation tests stoves. The thermal parameters Zhengzhou Annec collected from the test stoves have helped Zhengzhou Annec scientifically formulate the optimal design and standard of the refractories in the top-combustion hot blast stove, and  develop the ideal refractories, namely, AH series and andalusite bricks with high thermal shock resistance that are used for the top-combustion hot blast stove and its hot blast pipeline. Since its establishment one year ago, the laboratory has successfully contributed to advancing iron-making technology in our country. It provides valuable data for developing low-carbon and energy-conserving hot blast stove with ultra-high temperature and provides guidance and direction for the technical research in the supportive refractory materials.

Summary of Critical Accounting Policies and Estimates

Basis of Presentation

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The consolidated financial statements include the balances and results of Zhengzhou Annec and Beijing Annec (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. Significant estimates and assumptions are used for, but not limited to: (1) allowance for doubtful accounts, (2) economic lives of property, plant, and equipment, (3) asset impairments, (4) percentage of completion on construction projects, and (5) contingency reserves. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on our operating results.

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based on an estimate of the amounts that may be uncollectible. On a monthly basis, the Company examines all significant past due amounts. The Company considers the age of the receivable, the financial standing and credit rating of the customer, and the history of payments or guarantee of payment made by the customer. Many of the Company’s contracts are with large Chinese government-backed organizations with an excellent but slow payment history. Normal payment terms for custom contract sales are: (i) 30% of the contract price as advanced payment after signing of the contract which is used to buy materials and production; (ii) 30% of the contract price will be collected when production is finished and goods are inspected by the customer; (iii) 30% of the contract price will be received after the completion of refractory installation and testing by the customer; and (iv) the final installment of 10% (retentions) is usually due one year after the stove is put into service to allow for quality guarantee. Such retentions are presented as retentions receivable or long-term retentions receivable on the consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on an average cost basis, which approximates actual cost on a first-in, first-out (FIFO) method. Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration, and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess or obsolescence and are charged to cost of revenues.

Revenue Recognition

The Company’s principal revenue sources are from the sale of refractory materials and products and from sales generated from the designing and building of blast furnaces and hot-air stoves. Zhengzhou Annec generates revenue from the sale of a variety of refractory bricks and the sales from kits of pre-assembled hot-air ovens. Zhengzhou Annec primarily recognizes such revenue when: (1) there is persuasive evidence of an arrangement; (2) customers have accepted receipt of the goods in accordance with the shipping terms; (3) the amount to be paid by the customer is fixed or determinable; and (4) collectability is reasonably assured. Zhengzhou Annec recognizes revenue from the sale of a kit when the kit has been delivered and accepted by the customer.

During 2011, Zhengzhou ANNEC began entering into short-term contracts to build blast furnaces and hot blast stoves. These contracts have an average duration of three to six months and do not exceed a period of one year. Zhenghzhou ANNEC recognizes these revenues based on project completion and acceptance by the customer.

Beijing Annec enters into contracts to design and build blast furnaces and hot-air stoves and recognizes revenues during the construction period using the percentage of completion method. Most of the contracts are fixed-price contracts, which typically provide for a stated contract price and a specified scope of the work to be performed. Beijing Annec estimates the percentage of the job that is complete using variations of the cost-to-cost method. Cost is used as the primary indicator, but the Company also considers contract milestones and work in progress from subcontractor companies. If the estimate of costs left to be incurred plus actual costs already incurred exceeds the total revenue to be expected from a contract, then the full amount of the difference is recognized in the current period as a loss and presented on the consolidated balance sheet as a current liability. Beijing Annec also generates revenue from the sale of a variety of machines and equipment which the Company purchases from vendors. Beijing Annec recognized revenue from this type of sale when the machines and equipments have been delivered and accepted by the customer.

Shipping and Handling Costs

Shipping and handling costs billed to customers are recorded net of the amount collected. Shipping and handling expense included in sales and marketing expenses amounted to $5,644,113 and $3,270,649 for the years ended December 31, 2011, and 2010, respectively.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, comprehensive income (Topic 220): Presentation of Comprehensive Income. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under the amendments to Topic 220, Comprehensive Income, in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this Update should be applied retrospectively. We do not expect adoption of this standard to have a material impact on our financial position, results of operations, or cash flows.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U. S. GAAP and IFRSs. The amendments in this Update are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs). The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The amendments in this Update are to be applied prospectively. We do not expect adoption of this standard to have a material impact on our financial position, results of operations, or cash flows.

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We do not expect adoption of this standard to have a material impact on our financial position, results of operations, or cash flows.

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

For the fiscal years ended December 31, 2011 and 2010

Results of Operations

	Year Ended December 31
	2011	2010
Revenues	$94,380,406	$63,413,140
Cost of revenues	58,212,245	40,096,417
Gross profit	36,168,161	23,316,723
Operating expenses
Selling	15,324,847	7,390,200
General and administrative	4,736,057	6,385,664
Total operating expenses	20,060,904	13,775,864
Income from operations	16,107,257	9,540,859
Other expense, net	(2,680,301)	(888,812)
Income before provision for Income taxes	13,426,956	8,652,047
Provision for income taxes	2,117,388	1,414,136
Net income	$11,309,568	$7,237,911

Revenues

The Company operates in two reportable segments: Zhengzhou Annec and Beijing Annec. The Zhengzhou Annec segment manufactures and sells a variety of refractory bricks and kits of pre-assembled hot-air ovens. In 2011, Zhengzhou Annec signed several refractory turnkey projects which are a new business model for them. On average approximately $9,278,747 for manufacturing and installation refractories. By end of December 31, 2010 we completed Tianggang Lianhe 1080m3 blast furnace, Changzhou Zhongfa 1580m3 hot blast stove, Chengde Shengfeng project, and MCC Jingcheng-Shandong Taigang project. In 2011, Zhengzhou completed Tianggang Lianhe 1080m3 blast furnace, Changzhou Zhongfa 1580m3 hot blast stove, and MCC Jingcheng-Shandong Taigang project. Beijing Annec segment designs and builds blast furnaces and hot-air stoves on a contract basis and uses subcontractors throughout the construction process. In addition, Beijing Annec also sells a variety of machines and equipment which are required as part of the entire blast furnace and hot-air stove package. The Company purchases these machines and equipment from outside vendors and generally sells them at cost plus a small mark-up.

Segments	Year Ended Dec. 31, 2011	% of Revenue	Year Ended Dec. 31, 2010	% of Revenue

Zhengzhou Annec	$88,830,719	94.12%	$49,033,428	77.32%
Beijing Annec	$5,549,687	5.88%	$14,379,712	22.68%
Total	$94,380,406	100%	$63,413,140	100%

Revenues for the year ended December 31, 2011 was $94,380,406 compared to $63,413,140 for the year ended December 31, 2010. Revenues for the year ended December 31, 2011 increased by $30,967,266, or by 48.83%. Revenues for Zhengzhou Annec for the year ended December 31, 2011 increased by $39,797,291 or 81.16%, to $88,830,719 from $49,033,428 for year ended December 31, 2010. Revenues for Beijing Annec for the year ended December 31, 2011 decreased by $8,830,025, or 61.41%, to $5,549,687 from $14,379,712 for the year ended December 31, 2010. The decrease in sale in Beijing Annec was mainly due to less projects being completed in fiscal year December 31, 2011. The increase in sales of refractory products by Zhengzhou Annec was mainly due increased in number of orders. The existing customers increased their demand and Zhengzhou Annec obtained new customers in 2011, as set forth below:

Type of Customers’ Sales	Amount (US$)

Existing customer	19,803,265

New customer	69,027,454

Cost of Revenue

Cost of revenue was $58,212,245 and $40,096,417 for the years ended December 31, 2011 and 2010, respectively. Cost of revenue for the year ended December 31, 2011 increased by $18,115,828 or by 45.18%. Stated as a percentage of revenues, the cost of revenue for the year ending December 31, 2011, was 61.68% and for the corresponding period of 2010 was 63.23%. Cost of revenue related to Zhengzhou Annec for the year ended December 31, 2011 increased by $26,274,473, or 96.01% to $53,641,337 from $27,366,864 for the same period in 2010. The cost of revenues for Beijing Annec for the year ended December 31, 2011 decreased by $8,158,645, or 64.09% to $4,570,908 from $12,729,553 for the same period in 2010. The increase in cost of revenue from 2010 to 2011 was primarily attributable to the increase in sales for the refractory products and design and engineering services, as it has similar increased percentage 42.38% with 54.17% in sales the difference is mainly due to the increase in price of some of the products, as set forth below:

Products	Price in 2009 ($/ton)	Price in 2010 ($/ton)	Price in 2011 ($/ton)	increase/decrease % from 2011 to 2010
High-alumina brick	$556	$483.84	$604.93	25.03%
Silica brick	$344.23	$407.8	$376.27	-7.73%
Flint clay brick	$282.93	$288.05	$378.38	31.36%

Operating Expenses

General and Administrative. General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with facilities, and other administrative expenses. General and administrative expenses were $4,736,057 and $6,385,664 for the years ended December 31, 2011 and 2010, respectively. The decrease of $1, 649,607, or 25.83%, in general and administrative expense was primarily attributable to a decrease in consulting fees paid to third party designers as a result of improved in-house design capabilities.

Sales and Marketing Expenses. Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and travel, advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses were $15,324,847 and $7,390,200 for the years ended December 31, 2011 and 2010, respectively. The increase of $7,934,647, or 107.37%, in sales and marketing expense was due to increased variable cost like commission paid to sellers, shipping expense, packaging expense and travelling expense which activities in direct sales and marketing.

Other Expense, net. The total other expense was $2,680,301 and $888,812 for the years ended December 31, 2011 and 2010, respectively. The increase of $1,791,489, or 201.56%, in total other expense was primarily attributable to recognition of a government grant subsidy and an increase in other income; and an increase in interest expense and other expenses as detailed in the following table:

Items	2011 (US$)	2010 (US$)	Change (US$)
Governmental subsidy	(235,008)	(456,211)	221,203
Non-Operating Revenue - Fines	(43,873)	(32,258)	(23,039)
Non-Operating Revenue - Inventory adjustment	(9,847)	(1,479)	(8,368)
Non-Operating Revenue - Miscellaneous	(376,142)	(122,759)	(241,959)
Other non-operating revenue		(82,623)	82,623
Other income	(664,870)	(695,330)	5,540

Interest expense, net of revenue	3,143,123	1,497,578	1,645,545
Non-operating expense	202,048	86,563	115,485
Other expense	3,345,171	1,584,141	1,761,030

Other expense, net	2,680,301	888,812	1,791,489

Liquidity and Capital Resources

We had retained earnings of $31,311,752 and $20,700,451 as of December 31, 2011 and December 31, 2010, respectively.

As of December 31, 2011, we had cash and restricted cash of $1,914,194 and total current assets of $98,671,393. Restricted cash is used to secure bank notes; the guaranteed percentage in 2011 and 2010 is 100% and 70%, respectively. The incremental in the amount of cash we need to secure bank notes is a result of our bank acceptance of 100% restricted cash.

As of December 31, 2011, we had accounts receivable of $34,410,920, representing 34.87% of our total current assets, compared to $16,130,117, representing 25.05% of total current assets as of December 31, 2010 accounts receivable increased of $18,280,803, or 113.33%. At the same time, we had a 48.83% increase in total revenue.

Our total liabilities as of December 31, 2011 were $85,946,386 compared to $62,171,032 as of December 31, 2010. The increase of $23,775,354, or 38.24%, was a result of increase in loans payables, short terms loans, and advances from customer and taxes payables. Advances from customer have increased $6,621,120 or 28.66% compared to 2010. The increase of taxes payable is due to the increase of taxable income.

Since most of our contracts are for custom made refractory material, in most cases we generally require 30% of contract price as advanced payment after we sign contract which is used to buy materials and production. 30% of contract price will be collected when we finished production and checked by client. These two 30% of contract price are the main components of our advances from customer. 30% of contract price will be received after the refractory installation is finished and tested by client. The final installment of 10% is due one year after the stove is used to allow for quality guarantee. The last 30% and 10% are the main components of our accounts receivable. As our business is contract-based sale, differentiations exist between contracts signed by different clients.

As of December 31, 2011, we had working capital of $16,461,409 and $6,300,513 as of December 31, 2010.  We believe our cash and accounts receivable are adequate to satisfy our working capital needs and sustain our ongoing operations for the remainder of our fiscal year.

However, even if our cash reserves are sufficient to sustain operations, we must raise additional capital by the sale of our securities in order to implement our strategic growth plans which include increasing our product line, promoting our design and engineering services, improving our products, and the potential acquisitions of mines and other refractory companies.

Although we continue to explore opportunities for raising capital, we have no funding commitments in place at this time and we can give no assurance that such capital will be available on favorable terms, or at all. Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute or eliminate the interests of our shareholders.

Below is a summary of our cash flow:

Net Cash Provided by Operating Activities. For the year ended December 31, 2011, net cash used in operating activities was $(5,712,552) compared to cash provided by operating activities of $3,421,709. The decrease in net cash provided by operating activities for the year ended December 31, 2011 was primarily due to Prepaid expenses and deposits, Accounts receivable and inventories as set forth below:

Items	2011 (US$)	2010(US$)	Increase (US$)	Percentage
Prepaid expenses and deposits (ending balances)	10,515,009	5,604,102	4,910,907	87.63%
Accounts receivable (ending balances)	34,410,920	16,130,117	18,280,803	113.33%
Inventories (ending balances)	34,418,964	25,703,214	8,715,750	33.91%

New Cash Used in Investing Activities.   For the year ended December 31, 2011, net cash used in investing activities was $(523,802) compared to net cash used in investing activities of $(7,177,676) for the year ended December 31, 2010. The net cash used in investment activities for the year ended December 31, 2011 was primarily due to the purchase of land rights, purchase of plant and equipment and the deposits for capital expenditure.

Items	2011 (US$)	2010(US$)	Decrease (US$)	Percentage
Deposits for capital expenditure	(513,246)	(3,154,437)	2,641,191	83.73%
Purchase of plant and equipment	(2,134,540)	(2,415,965)	281,425	11.65%
Purchase of land use rights	-	(2,179,086)	2,179,086	100%

Net Cash Provided by Financing Activities.   For the year ended December 31, 2011, net cash provided by financing activities was $5,041,328 compared to $3,981,841 for the year ended December 31, 2010. The net cash provided by financing activities consisted primarily of proceeds from the issuance of short-term borrowings and proceeds from loans to other individuals.

Type of Proceeds	2011 (US$)	2010(US$)	Increase/(Decrease)(US$)	Percentage
Proceeds from issuance of short-term borrowings, net	2,471,615	3,544,431	(1,072,816)	-30.27%
(Payments) Proceeds from issuance of long-term borrowings, net	(302,773)	1,159,780	(1,462,553)	-126.11%
Proceeds from loans to other individuals	4,364,254	-	4,364,254

Off-Balance Sheet Arrangements

Zhengzhou Annec entered into agreements as a debt guarantor during 2010 for six unaffiliated companies. During 2011, Zhengzhou Annec entered into agreements as a debt guarantor for seven unaffiliated companies. In China, companies provide guarantees to other companies in the community to assist them in getting bank loans. The total guaranteed amount is approximately $9,584,112 as of December 31, 2011 compared to $3,793,051 as of December 31, 2010. In exchange, the other unaffiliated companies also act as a debt guarantor for Zhengzhou Annec. As of December 31, 2011, Zhengzhou Annec's loans guaranteed by other unaffiliated companies are approximately $9,426,995 compared to $3,641,329 as of December 31, 2010. Zhengzhou Annec has not historically incurred any losses due to such debt guarantees. Additionally, Zhengzhou Annec has determined that the fair value of the guarantees is immaterial.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements that constitute Item 8 are included at the end of this report beginning on Page F-1.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on the management's assessment and review of our financial statements and results for the year ended December 31, 2011, we have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report.

We discovered information that indicated deficiencies in the controls and procedures we use to ensure that information we are required to disclose in our reports to the SEC is summarized and reported within the required periods. The significant deficiencies we have found include: (1) lack of sufficient staff with appropriate knowledge, experience, and training in the application of U.S. GAAP, and (2) lack of an appropriate level of company qualified resources to perform internal audit properly and inability to effectively communicate its accounting policies and procedures to its accounting staff resulting in inconsistent practice. As a result of these deficiencies, we determined that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report.

(b)           Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurances with respect to financial statement preparation and presentation. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In conducting this assessment, we recognized that this is our first transition year as a public company and we are faced with the challenges and requirements of maintaining our internal control systems and procedures that had not been present for earlier periods. For example, while we had developed strong accounting systems and procedures to prepare the reports required of a privately held company in China, this transactions required us to convert our financial reporting that was previously prepared in PRC generally accepted accounting principles to generally accepted accounting principles in the U.S. (“US GAAP”). Similarly, although we have historically relied on direct and extensive oversight of our systems and operations by our experienced management team, we recognized that we would need to implement additional and improved controls and procedures as our company grew and developed. Based on the evaluation of our internal control over financial reporting, we determined that we had two significant deficiencies which could adversely affect our ability to initiate, authorize, record, process or report financial data in accordance with US GAAP. While the areas we identified are sources of potential risk, we do not believe that these potential risks have affected our financial statements or that there are any errors in our previously reported financial statements that would require restatement. The significant deficiencies we found were: (1) lack of sufficient staff with appropriate knowledge, experience, and training in the application of US GAAP, (2) lack of an appropriate level of company qualified resources to perform internal audit properly and inability to effectively communicate its accounting policies and procedures to its accounting staff resulting in inconsistent practice and (3) the lack of a separate audit committee which effects our Board’s oversight ability. Based on our evaluation under the framework in Internal Control – Integrated Framework and because of the significant deficiencies we identified, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to permanent  rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Remediation Plan

We intend to devote resources to remediating, improving and documenting our disclosure controls and procedures and internal controls and procedures, including actively recruiting a new chief financial officer with US GAAP and SEC reporting experience, additional accounting, and finance staff, and consultants to assist with these functions, and implementing additional financial and management controls, reporting systems and procedures. These measures may not ensure the adequacy of our internal controls over our financial processes and reporting in the future.

Change in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B— OTHER INFORMATION

None.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

Identification of Directors, Executive Officers and Significant Employees

The following table and text set forth the names and ages as of our current directors, executive officers and significant employees as of the date of this report. Our Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers.

Name	Age	Position
LI Fuchao	41	Chairman of Board, Director
LI Jiantao	41	Director, President, Chief Executive Officer and Chief Financial Officer
SUN Zhaoqing	66	Director, Vice President,
WU Qichang	74	Chief Technology Officer
ZHENG Yang	40	Director

There are no arrangements or understandings between our directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Business Experience

LI Fuchao . Mr. LI Fuchao became chairman in February 2011. He founded Zhengzhou Annec in July 2003. He worked for Yuhua Industrial Co. Ltd. from 1996 to 2003. He has more than 15 years of experience in refractory material manufacturing industry. He has knowledge and experience in refractory material’s manufacture, market development, maintenance and strategic investment. He is responsible for the Company’s market development, maintenance and strategic investment.

LI Jiantao . Mr. LI Jiantao became our president, Chief Executive Officer and Chief Financial Officer in February 2011 and our director on March 4, 2011. He joined Zhengzhou Annec in July 2003. He worked for Attention Electricity Co., Ltd. from 1998 to 2003. Mr. LI Jiantao graduated from Jiaozuo Mining Institute in 1994 with a major in electric automatization. He has more than ten years’ experience in corporate management and marketing.  His is responsible for the Company’s market development, maintenance and strategic investment.

SUN Zhaoqing . Mr. Sun became our vice-president in February 2011 and our director on March 4, 2011. He joined Zhengzhou Annec in 2008. He has worked for several refractory material manufacturing firms before 2008. He graduated from Henan Normal University in 1967 with a major in math. He has more than 40 years’ experience in refractory material corporate management and manufacturing. He is responsible for the Company’s day-to-day operations. He is also the chief executive officer of Zhengzhou Huawei Gear Company.

WU Qichang. Mr. Wu became a chief technology officer of Zhengzhou Annec in 2011. He is a professor level senior engineer enjoying the Special Government Allowance granted by the State Council and the leader of the Expert Team of National Registered Metallurgical Exploration & Design Engineers. He has issued many papers in domestic publications, showing his original ideas about the methods of properly handling the coal injection amount of blast furnace and application theory of heat transfer in engineering design of blast furnaces, etc. He was awarded the State Excellent Design Gold Award, the State Excellent Design Silver Award, the second prize of the Excellent Design Award of the Ministry of Metallurgical Industry and the first prize of the National Award for Technological Invention. In 2000, he was awarded the title of National Engineering Design Master by the Ministry of Construction of PRC. He graduated from the Ferrous Metallurgy Major of Beijing University of Iron and Steel Technology in 1962.

ZHENG Yang . Ms. Zheng became our director on March 4, 2011. She has been a vice-president of High-Sky Asset management Co., Ltd since 2010. She became a vice-chairman of Shang Hai Peng Cheng glass Co., Ltd since 2008. She was a strategic development director of West Holding development Co., Ltd from 2004 to 2007. She was a marketing manager and vice-president of Shang Hai Ji Guo investment Co., Ltd from 1999 and 2003. Ms. Zheng worked at local Administration of Radio, Film and Television from 1994 to 1999. She received bachelor degree from He Nan normal university in 1994. Ms. Zheng familiar with corporate management and company strategy, and also have experience in investment.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten  years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee Financial Expert

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead, our entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act. In addition, our Board of Directors has not made a determination as to whether a director on the Board meets the definition of an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. We continue to seek candidates for outside directors and for a financial expert to serve on a separate audit committee when we establish one.

In fulfilling its oversight responsibilities, the Board has reviewed and discussed the audited financial statements with management and discussed with the independent auditors the matters required to be discussed by SAS 61. Management is responsible for the financial statements and the reporting process, including the system of internal controls. The independent auditors are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles.

The Board of Director discussed with the independent auditors, the auditors’ independence from the management of the Company and received written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1.

After Board of Director’s review and discussions, as mentioned above, the Board of director recommended that the audited financial statements be included in the Company’s Annual Report on Form 10-K.

Compensation Committee and Governance and Nomination Committee

We have not adopted a compensation committee and governance committee charters. The board of directors currently serves these functions. The board of directors will consider establishing a compensation committee and governance committee in the future.

Code of Conduct and Ethics

We have not adopted a Code of Conduct for our Chief Executive Officer and Senior Financial Officers.

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the “Commission”) initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on information available to us in public filings,  we believe that all reports required by Section 16(a) for transactions in the year ended December 31, 2011, were timely filed.

ITEM 11 — EXECUTIVE COMPENSATION

Summary Compensation Table

Our Board of Directors has not established a separate compensation committee nor any other committee that acts as such a committee. Instead, the entire Board of Directors reviews and approves executive compensation policies and practices, reviews, salaries and bonuses for our officers, administers our benefit plans, and considers other matters as may, from time to time, be referred to it. We do not currently have a Compensation Committee Charter. Our Board continues to emphasize the important link between our performance, which ultimately benefits all stockholders, and the compensation of our executives. Therefore, the primary goal of our executive compensation policy is to closely align the interests of the stockholders with the interests of the executive officers. In order to achieve this goal, we attempt to (i) offer compensation opportunities that attract and retain executives whose abilities and skills are critical to our long-term success and reward them for their efforts in ensuring our success and (ii) encourage executives to manage from the perspective of owners with an equity stake in the Company.

The following table sets forth the information, on an accrual basis, with respect to the compensation of our and Zhengzhou Annec's  executive officers for the fiscal years ended December 31, 2011 and December 31, 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen sation ($)	Non- Qualified Deferred Compen sation Earnings	All Other Compen sation ($)	Total ($)

LI Fuchao(1)	2011	$15,079							$15,078
Chairman	2010	$14,838	-	-	-	-	-	-	$14,838
							-
LI Jiantao(2)	2011	$17,051							$17,051
President, CEO and CFO	2010	$15,683	-	-	-	-	-	-	$15,683

SUN Zhaoqing(3)	2011	$16,237							$16,237
Vice president	2010	$15,976	-	-	-	-	-	-	$15,976

(1)           Mr. LI Fuchao serves as the chairman of Zhengzhou Annec.

(2)           Mr. LI Jiantao serves as the president, CEO, and CFO of Zhengzhou Annec.

(3)           Mr. SUN Zhaoqing serves as the vice president of Zhengzhou Annec.

Options/SAR Grants

During the last fiscal year, we have not granted any stock options or Stock Appreciation Rights (“SARS”) to any executive officers or other individuals.

Aggregated Option/SAR exercised and Fiscal year-end Option/SAR value table

Neither our executive officers nor the other individuals listed in the tables above, exercised options or SARs during the last fiscal year.

Stock Option Plan

We have not adopted a stock option plan.

Long-term incentive plans

We have not adopted long term incentive plan.

Defined benefit or actuarial plan disclosure

As required by PRC law, our PRC subsidiaries contribute 10% of an individual employee’s monthly salary to pension insurance.

Compensation of Directors

Our non-executive director does not receive any compensation for services as a director and currently no compensation arrangements are in place for the compensation of directors.

Employment contracts and termination of employment and change-in-control arrangements

None of our officers or employees is under an employment contract or has contractual rights triggered by a change in control of the company.

Compensation Committee Interlocks and Insider Participation

We have not established a Compensation Committee and our Board of Directors continues toserve this function. No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other entity.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 12, 2012, we had a total of 19,995,701 shares of common stock outstanding and no shares of Series A Preferred Stock outstanding.

The following table sets forth, as of  March 12, 2012: (a) the names and addresses of each beneficial owner of more than five percent of our common stock known to us, the number of shares of common stock beneficially owned by each such person, and the percent of our common stock so owned; and (b) the names of each director and executive officer, the number of shares our common stock beneficially owned, and the percentage of our common stock so owned, by each such person, and by all of our directors and executive officers as a group. Unless otherwise indicated, the business address of each of our directors and executive offices is c/o Zhengzhou Annec Industrial Co. Ltd., 15/F, Central Bldg, 5 West St., Xinmi, Henan, China. Each person has sole voting and investment power with respect to the shares of our common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Common Stock

LI Fuchao, Chairman (2)	Common Stock	15,369,610	76.9%

LI Jiantao,	Common Stock	0	0
Director, President, Chief Executive Officer, Chief Financial Officer

SUN Zhaoqing, Director, Vice President	Common Stock	0	0

WU Qichang, Chief Technology	Common Stock	0	0
Officer

ZHENG Yang, Director	Common Stock	0	0

All Officers & Directors as a	Common Stock	15,369,610	76.9%
Group (5 people)

More than 5% Holders
LI Ling (3)	Common Stock	1,921,202	9.6%

* Individual owns less than 1% of our securities.

(1)           As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. Includes shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants and such are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group.

(2)           Includes shares held by New-Source Group Limited, a British Virgin Islands company.  Mr. LI Fuchao is the sole director and beneficial owner.

(3)           Includes shares held by High-Sky Assets Management Limited, a British Virgin Islands company. Ms. LI Ling is the sole director and shareholder.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

At December 31, 2011 and 2010, Zhengzhou Annec had loans payable to the Chairman (LI Fuchao) and a minority shareholder (FAN Yinling) in the aggregate amount of $764,461 and $917,008 respectively. Zhengzhou Annec and the lenders have not signed notes, there are no specific due dates, and no interest is paid on the loans. Money is transferred between the lenders and Zhengzhou Annec mainly for cash flow purposes. The amounts loaned and borrowed are short-term in nature and the balances at both year-ends are considered at the fair market value of the amounts owed. The following amounts were payable to the lenders as of December 31, 2011 and 2010:

	December 31,
	2011	2010

LI Fuchao	$572,779	$731,907
FAN Yinling	$191,682	$185,101
Total	$764,461	$917,008

Related Entities

The reverse acquisition of China Green  resulted in a change of control by issuance of our securities to the following entities and individuals:

•

New-Source Group Limited . New-Source Group Limited is our major shareholder which owns approximately 76.87% of our common stock on completion of the share exchange. Mr. LI Fuchao, our chairman, is a director of this entity. The shares of this entity are held by Ms. LI Ling who holds the shares for the benefit of Mr. LI Fuchao.

•

High-Sky Assets Management Limited . High-Sky Assets Management Limited owns approximately 9.61% of our common stock on completion of the share exchange. Ms. LI Ling is the director and shareholder of this entity.

•	Joint Rise Investment . Joint Rise Investment owns less than 5% of our common stock on completion of the share exchange. Mr. LEE Hon Wah is the director and shareholder of this entity.
•	Giant Harvest Investment . Giant Harvest Investment owns less than 5% of our common stock on completion of the share exchange. Ms. CHEUNG Yun Nai Annie is the director and shareholder of this entity.
•	Mr. Qian Yun Ting . Mr. Qian owns less than 2% of our common stock on completion of the share exchange.

Beijing Annec

On January 16, 2011, prior to the reverse acquisition transaction, Beijing Annec entered into a contractual agreement, or the VIE Agreement, with Zhengzhou Annec pursuant to which Beijing Annec became our VIE. The VIE structure is a common structure used to acquire PRC companies, particularly in certain industries where foreign investment is restricted or forbidden by the PRC government. The VIE Agreements include the following arrangements:

(1)              Exclusive Business Cooperation Agreement (“Cooperation Agreement”), where Zhengzhou Annec, in general, becomes Beijing Annec’s exclusive services provider to provide Beijing Annec with business support and technical and consulting services in exchange for annual service fee equal to all of Beijing Annec’s audited total net income for such year;

(2)              Equity Interest Pledge Agreement (“Pledge Agreement”) under which LI Fuchao the 100% owner of all of the equity interest in Beijing Annec, has pledged all of his equity interest in Beijing Annec to Zhengzhou Annec as a guarantee of Beijing Annec’s performance of its obligations under the Cooperation Agreement;

(3)              Exclusive Option Agreement (“Option Agreement”) under which LI Fuchao grants Zhengzhou Annec an irrevocable right and option to acquire any and all of Mr. Li’s equity interest in Beijing Annec, as and when permitted by PRC laws, for an exercise price equal to the actual capital contributions paid in the registered capital of Beijing Annec by Mr. Li unless an appraisal is required by applicable PRC laws; and

(4)              Power of Attorney (“POA”) under which Mr. Li grants Zhengzhou Annec the right to (i) attend shareholders meetings of Beijing Annec, (ii) exercise all of Mr. Li shareholder’s rights and shareholder’s voting rights in Beijing Annec, including, but not limited to the sale or transfer or pledge or disposition of his stock in whole or in part, and (iii) designate and appoint on Mr. Li’s behalf the legal representative, the executive director and/or director, supervisor, the chief executive officer and other senior management of Beijing Annec.

As a result of the foregoing structure, we control 100% of Beijing Annec and have rights to all of Beijing Annec's audited total net income for such year revenues. In addition to the VIE agreement, 96.3% of the equity ownership, as of December 31, 2010 and 2011 of Beijing Annec was controlled by shareholders nominated by Zhengzhou Annec. The remaining 3.7% of the equity is owned by Mr. Li Fuchao. Thus, Beijing Annec is treated as a 100% owned subsidiary for accounting purposes.

Director Independence

We currently do not have any independent directors as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On February 28, 2011, we engaged Burr Pilger Mayer, Inc., or “BPM as our independent registered public accounting firm.

Audit Fees . The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended December 31, 2011 and the review of our quarterly reports for such year, amounted to $145,000. The aggregate fees paid for the annual audit of financial statements included in our Annual Report for the year ended December 31, 2010 and the review of our quarterly reports for such years amounted to $80,000.

Audit Related Fees . During the years ended December 31, 2011 and 2010, there were no fees relating to the performance of any other audit or review of our financial statements by BPM.

Tax Fees. During the years ended December 31, 2011 and 2010, there were no fees relating to professional tax services by BPM.

All Other Fees. During the years ended December 31, 2011 and 2010, there were no other fees relating to services provided by BPM.

The above-mentioned fees are set forth as follows in tabular form:

	2011	2010
Audit Fees	$145,000	$80,000
Audit Related Fees	$-0-	$-0-
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-

The Company’s Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
No.	Description

2.1	Securities Exchange Agreement dated February 11, 2011(2)
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Certificate of Designation of Series A Convertible Preferred Stock(2)
3.4	Certificate of Amendment of Certificate of Incorporation of E-Band Media, Inc.(3)
4.1	Form of "A" Warrant Agreement(1)
4.2	Form of "B" Warrant Agreement(1)
4.3	Form of "C" Warrant Agreement(1)
4.4	Form of "D" Warrant Agreement(1)
4.5	Form of "E" Warrant Agreement(1)
10.1	Exclusive Business Cooperation Agreement, dated January 16, 2011, between Zhengzhou Annec Industrial Co., Ltd. and Annec (Beijing) Engineering Technology Co., Ltd. (2)
10.2	Supplemental Agreement to Exclusive Business Cooperation Agreement, dated January 16, 2011 between Zhengzhou Annec Industrial Co., Ltd. and Annec (Beijing) Engineering Technology Co., Ltd. (2)
10.3	Equity Interest Pledge Agreement, dated January 16, 2011, among Zhengzhou Annec Industrial Co., Ltd., Li Fuchao, and Annec (Beijing) Engineering Technology Co., Ltd. (2)
10.4	Power of Attorney, dated January 16, 2011 by Li Fuchao(2)
10.5	Exclusive Option Agreement, dated January 16, 2011 among Zhengzhou Annec Industrial Co., Ltd., Li Fuchao, and Annec (Beijing) Engineering Technology Co., Ltd. (2)
21.1	Subsidiaries of the Company(2)
31.1	Certification of Officers pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Officers pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document (4)
101.SCH	XBRL Taxonomy Extension Schema (4)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (4)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (4)
101.LAB	XBRL Taxonomy Extension Label Linkbase (4)
101.FRE	XBRL Taxonomy Extension Presentation Linkbase (4)

*	Filed herewith.
(1)	Incorporated by reference from Form 10/A filed with the SEC on December 3, 2010.
(2)	Incorporated by reference from Form 8-K filed with the SEC on February 11. 2011.
(3)	Incorporated by reference from Form 8-K filed with the SEC on May 11, 2011.
(4)	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANNEC GREEN REFRACTORIES CORPORATION

Dated: April 24, 2012	/s/ LI Jiantao
By: LI Jiantao
Its: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 24, 2012	/s/ LI Fuchao
LI Fuchao, Chairman of the Board of Directors

Dated: April 24, 2012	/s/ LI Jiantao
LI Jiantao, Director, and
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

Dated: April 24, 2012	/s/ ZHENG Yang
ZHENG Yang, Director

Annec green Refractories Corporation

Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

Annec Green refractories corporation

Notes to Consolidated Financial Statements

For the years ended December 31, 2011 and 2010

Report Of Independent Registered Public Accounting Firm

To the Board of Directors

of Annec Green Refractories Corporation

We have audited the accompanying consolidated balance sheets of Annec Green Refractories Corporation and its subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Annec Green Refractories Corporation and its subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.

Burr Pilger Mayer, Inc.

E. Palo Alto, California

April 24, 2012

Annec green refractories corporation and subsidiaries

Consolidated balance sheets

	December 31,
	2011	2010

Assets

Current assets:
Cash	$343,028	$1,504,971
Restricted cash	1,571,166	4,425,167
Bank notes receivable	2,026,885	1,056,569
Accounts receivable (net of allowance of $792,367 and $572,793 at December 31, 2011 and 2010, respectively)	34,410,920	16,130,117
Retentions receivable	11,570,262	4,553,071
Prepaid expenses and deposits	10,515,009	5,604,102
Other receivables	3,815,159	5,420,233
Inventories	34,418,964	25,703,214

Total current assets	98,671,393	64,397,444

Long-term retentions receivable	4,926,856	5,425,110
Deposits for capital expenditure	493,402	3,235,272
Plant and equipment, net	16,480,469	12,093,625
Land use rights, net	2,225,555	2,193,823
Long-term investment	157,117	151,722

Total assets	$122,954,792	$87,496,996

Liabilities and stockholders' Equity

Current liabilities:
Short-term loans	$15,218,314	$8,475,193
Bank notes payable	1,571,166	5,310,272
Accounts payable and accrued expenses	19,315,558	11,271,228
Advances from customers	29,726,898	23,105,778
Salaries payable	530,219	436,635
Taxes payable	3,301,944	2,535,965
Related party payables	764,461	917,008
Loans payable to employees	1,619,827	2,154,409
Loans payable to other individuals	6,481,374	1,972,387
Other payable	3,680,223	1,918,056

Total current liabilities	82,209,984	58,096,931

Deferred income	2,812,556	2,884,600
Long-term loans	923,846	1,189,501

Total liabilities	85,946,386	62,171,032

Commitments and contingencies (Note 15)

Stockholders' equity:
Series A preferred stock, $0.0001 par value; 20,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 19,995,701 issued and outstanding at December 31, 2011 and 2010	2,000	2,000
Additional paid-in capital	4,046,992	4,046,992
Retained earnings	31,311,752	20,700,451
Accumulated other comprehensive income	1,647,662	576,521

Total stockholders' equity	37,008,406	25,325,964

Total liabilities and stockholders' equity	$122,954,792	$87,496,996

See accompanying notes to the consolidated financial statements.

Annec Green refractories corporation and subsidiaries

Consolidated Statements of Operations

	Year Ended
	December 31,
	2011	2010

Revenues:
Product revenues	$91,291,849	$60,236,785
Service revenues	3,088,557	3,176,355

Total revenues	94,380,406	63,413,140

Cost of revenues:
Products	56,442,411	37,206,740
Services	1,769,834	2,889,677

Total cost of revenues	58,212,245	40,096,417

Gross profit	36,168,161	23,316,723

Operating expenses:
Sales and marketing	15,324,847	7,390,200
General and administrative	4,736,057	6,385,664

Total operating expenses	20,060,904	13,775,864

Income from operations	16,107,257	9,540,859

Other income (expense):
Interest income	278,713	76,690
Interest expense	(3,421,836)	(1,574,268)
Other income (expense), net	462,822	608,766

Total other income (expense)	(2,680,301)	(888,812)

Income before provision for income taxes	13,426,956	8,652,047

Provision for income taxes	2,117,388	1,414,136

Net income	$11,309,568	$7,237,911
Net income per share-basic and dilutive	$0.57	$0.36
Shares used in computing net income per share-basic and dilutive	19,995,701	19,995,701

 See accompanying notes to the consolidated financial statements.

Annec Green refractories corporation and subsidiaries

Consolidated Statements of Stockholders' Equity

	Preferred Stock		Common Stock		Additional Paid In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	earnings	Income (Loss)	Equity
Balance at December 31, 2009	--	$--	--	$--	$4,048,992	$13,910,357	$(258,672)	$17,700,677
Issuance of common stock			775,701	78	(78)			--
Issuance of preferred shares	19,220	2			(2)			--
Conversion of preferred shares to common stock in accordance to merger agreement (retroactive effect applied)	(19,220)	(2)	19,220,000	1,922	(1,920)			--
Dividends						(447,817)		(447,817)
Net Income						7,237,911		7,237,911
Currency translation adjustment							835,193	835,193
Comprehensive income, net of tax								8,073,104
Balance at December 31, 2010	-0-	$-	19,995,701	$2,000	$4,046,992	$20,700,451	$576,521	$25,325,964
Dividends						(698,267)		(698,267)
Net income						11,309,568		11,309,568
Currency translation adjustment							1,071,141	1,071,141
Comprehensive income, net of tax								12,380,709
Balance at December 31, 2011	--	$--	19,995,701	$2,000	$4,046,992	$31,311,752	$1,647,662	$37,008,406

See accompanying notes to the consolidated financial statements.

ANNEC GREEN REFRACTORIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2011	2010

Cash flows from operating activities:
Net income	$11,309,568	$7,237,911
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,436,151	1,223,939
Provision (recovery) for bad debt	219,016	(159,118)
Loss on sale of plant and equipment	56,721	576,626
Change in assets and liabilities:
Accounts receivable, retentions receivable and long-term retentions receivable	(23,689,256)	(5,794,262)
Prepaid expenses and deposits	(4,632,462)	(647,594)
Other receivables	1,767,577	1,963,391
Inventories	(7,670,734)	(6,019,444)
Accounts payable and accrued expenses	7,553,729	(2,604,727)
Advances from customers	5,702,110	3,391,073
Salary payable	76,748	237,394
Taxes payable	664,453	1,849,854
Deferred income	(171,673)	2,019,616
Other payable	1,665,500	147,050

Net cash (used in) provided by operating activities	(5,712,552)	3,421,709

Cash flows from investing activities:
Net proceeds from bank notes receivable	(917,072)	(280,526)
Restricted cash for issuance of bank notes payable	2,960,729	715,058
Deposits for capital expenditure	(513,246)	(3,154,437)
Purchase of plant and equipment	(2,134,540)	(2,415,965)
Purchase of land use rights	-	(2,179,086)
Proceeds from sale of plant and equipment	80,327	137,280

Net cash used in investing activities	(523,802)	(7,177,676)

Cash flows from financing activities:
Payments of dividends	(698,267)	(207,577)
Proceeds from issuance of related party payables	-	653,856
Payments on related party payables	(182,040)	(1,934,940)
Payments from loans to employees	(600,911)	766,291
Proceeds from loans to other individuals	4,364,254	-
Proceeds from issuance of short-term borrowings, net	2,471,615	3,544,431
Payments from issuance of long-term borrowings, net	(302,773)	1,159,780

Net cash provided by financing activities	5,051,878	3,981,841

Net increase (decrease) in cash	(1,184,476)	225,874

Effect of exchange rate changes	22,533	51,640

Cash at beginning of year	1,504,971	1,227,457

Cash at end of year	$343,028	$1,504,971

Noncash financing and investing activities:
Reduction of accounts payable and accrued expenses through disposal of plant and equipment	$34,566	$122,783
Reduction of accounts receivable or other receivable through addition of plant and equipment	$45,407	$177,517
Dividend declared but not paid	$-	$240,240

Supplemental disclosure of cash flow information:
Interest paid	$1,651,498	$1,469,394
Income taxes paid	$852,670	$329,702

See accompanying notes to the consolidated financial statements.

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

1.	Business of the Company

On February 11, 2011, Annec Green Refractories Corporation, formerly E-Band Media, Inc. (“E-Band Media”) entered and closed a Share Exchange Agreement (“Share Exchange Agreement”), with certain shareholders and warrant holders, Dean Konstantine, Muzeyyen Balaban, Bernieta Masters, and Linda Masters, and with China Green Refractories Limited , a BVI corporation (“China Green”), and its shareholders, New-Source Group Limited, a BVI company, High-Sky Assets Management Limited, a BVI company, Joint Rise Investments Limited, a BVI company, Giant Harvest Investment Limited, a BVI company, and Mr. QIAN Yun Ting (collectively the “China Green Shareholders”), pursuant to which E-Band Media acquired 100% of the issued and outstanding capital stock of China Green in exchange for 19,220 shares of E-Band Media’s Series A Convertible Preferred Stock (“Series A Preferred Stock”). Pursuant to the terms of the Share Exchange Agreement, E-Band Media agreed to affect a 1-for-14.375 reverse stock split (“Reverse Split”) of its outstanding common stock. The Reverse Stock Split was affected on April 18, 2011. In addition, pursuant to the Share Exchange Agreement, the China Green shareholders acquired all 10,000,000 shares of E-Band Media’s common stock from Dean Konstantine (“Controlled Shares”) and all outstanding warrants of E-Band Media from Muzeyyen Balaban, Bernieta Masters, and Linda Masters, representing warrants to purchase up to 5,000,000 shares of our common stock (“Warrants”) for an aggregate purchase price of $250,000 and 100 shares of Series A Preferred Stock held by China Green shareholders. The Warrants were cancelled by the China Green shareholders pursuant to the Share Exchange Agreement. As a result of the Share Exchange Agreement, the China Green shareholders will own 96% of our issued and outstanding common stock on an as-converted common stock basis as of and immediately after the effectiveness of the Reverse Split as contemplated by the Share Exchange Agreement.

The consolidated financial statements have been prepared with the effect of the merger of China Green and E-Band Media, Inc. as a reverse acquisition of assets and a recapitalization in accordance with accounting principles generally accepted in the United States. For accounting purposes, China Green is considered to be acquiring E-Band Media, Inc. in the merger and E-Band Media, Inc. does not meet the definition of a business in accordance with ASC Topic 805-10, Business Combinations, because E-Band Media, Inc. had no material assets or liabilities at the time of closing of the merger and these assets and liabilities do not constitute a business pursuant to ASC Topic 805. Consequently, all of the assets and liabilities of E-Band Media, Inc. have been reflected in the financial statements at their respective fair values and no goodwill or other intangibles will be recorded as part of acquisition accounting and the cost of the merger is measured at net assets acquired.

History of E-Band Media, Inc.

E-Band Media was organized under the laws of the State of Delaware on April 29, 2010 as part of the implementation of the Chapter 11 plan of reorganization of AP Corporate Services, Inc. (“AP”). AP was incorporated in the State of Nevada in 1997 and was formed to provide a variety of services to small, entrepreneurial businesses. These services included business planning, market research, accounting advice, incorporation, and resident agent services. Between 1997 and 1999 AP’s business focus changed. In addition to providing business services, AP began to own and develop businesses related to the medical professions. In 1999 AP organized E-Band Media.com with the intent of offering live “chat” consultations via the internet with nurses and physicians. A website was developed but it was unable to generate significant revenues and the site was terminated prior to AP’s bankruptcy filing in 2008.

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

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

1.	Business of the Company, continued

History of E-Band Media, Inc., continued

As stated in the plan of reorganization ordered by the Court, these shares were issued “to enhance the distribution to creditors,” i.e. to enhance their opportunity to recover the losses they sustained in the AP bankruptcy. To this end, AP, by and through its President, agreed “to use its best efforts to have the shares publicly traded on the Over-The-Counter market in order to provide an opportunity for liquidity to the creditors” (from the Court approved “Disclosure Statement” describing the Plan of Reorganization). Subsequent to the effectiveness of the plan of reorganization the Company issued 10,000,000 restricted shares of common stock to its President, Dean Konstantine, at par value ($0.0001) for services rendered and costs advanced totaling $1,000.

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

Alex Industrial was incorporated in Hong Kong on April 1, 2010 by China Green to acquire Zhengzhou Annec Industrial Co., Ltd. (“Zhengzhou Annec”) and Zhengzhou Annec’s subsidiary Annec (Beijing) Engineering Technology Co., Ltd. (Beijing Annec). Under Alex Industrial’s Memorandum of Association, the capital of Alex Industrial is divided into 10,000 shares at $1.00 each. On March 26, 2010, China Green purchased 100 founder shares in the amount of $100. On January 14, 2011, China Green purchased all of the outstanding shares of Zhengzhou Annec for the total consideration of $2,980,998. As a result of this transaction, the controlling equity holders of Zhengzhou Annec continued to hold 98% of the outstanding equity of Zhengzhou Annec through their direct or beneficial ownership of China Green. Accordingly, this transaction was accounted for as an exchange among related parties and all assets and liabilities were transferred at their net book value.

Zhengzhou Annec was established in 2003, a Company Limited registered in Xinmi city Henan province in the People’s Republic of China (“PRC” or “China”) with initial registered capital of $730 thousand. On October 8, 2003, the shareholders of Zhengzhou Annec reached a resolution to increase the registered capital of Zhengzhou Annec from $730 thousand to $3.0 million. On January 14, 2011, Zhengzhou Annec became the wholly owned subsidiary of Alex Industrial and, accordingly became a wholly-foreign owned enterprise (WFOE) under Chinese law.

Continued

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

1.	Business of the Company, continued

History of China Green Refractories Limited, continued

Beijing Annec was established in January 2008 in Xuanwu district Beijing as a Company Limited, registered in Beijing, PRC, with approximately $900 thousand as its initial registered capital. In 2010, Beijing Annec’s registered capital was increased from $900 thousand to approximately $2.8 million. 100% of Beijing Annec’s equity is owned or controlled through assignment by Fuchao Li. On January 16, 2011, Beijing Annec entered into a contractual agreement, or the VIE agreement, with Zhengzhou Annec. The VIE Agreement includes the following arrangements:

(1)	Exclusive Business Cooperation Agreement (“Cooperation Agreement”), where Zhengzhou Annec, in general, becomes Beijing Annec’s exclusive service provider to provide Beijing Annec with business support and technical and consulting services in exchange for an annual service fee equal to Beijing Annec’s net income for such year;

(2)	Equity Interest Pledge Agreement (“Pledge Agreement”) under which Fuchao Li the 100% owner of all of the equity interest in Beijing Annec, has pledged all of his equity interest in Beijing Annec to Zhengzhou Annec as a guarantee of Beijing Annec’s performance of its obligations under the Cooperation Agreement;

(3)	Exclusive Option Agreement (“Option Agreement”) under which Fuchao Li grants Zhengzhou Annec an irrevocable right and option to acquire any and all of Mr. Li’s equity interest in Beijing Annec, as and when permitted by PRC laws, for an exercise price equal to the actual capital contributions paid in the registered capital of Beijing Annec by Mr. Li unless an appraisal is required by applicable PRC laws; and

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

Continued

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

1.	Business of the Company, continued

Business Description, continued

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The consolidated financial statements include the balances and results of Zhengzhou Annec and Beijing Annec (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. Significant estimates and assumptions are used for, but not limited to: (1) allowance for doubtful accounts, (2) economic lives of property, plant, and equipment, (3) asset impairments, (4) percentage of completion on construction projects, and (5) contingency reserves. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on our operating results.

Cash

Cash consists primarily of cash on hand or cash deposits in banks that are available for withdrawal without restriction.

Restricted Cash

Restricted cash represents cash that is held by the banks as collateral for notes payable. The banks generally have collateral requirements ranging from 70% to 100% of the outstanding notes payable. At December 31, 2011 and 2010, the Company has about 70% and 100% of the outstanding notes payable balances held by the banks as collateral.

continued

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies, continued

Bank Notes Receivable

Bank notes receivable consists of bank notes from various banks in the PRC, which generally have a maturity of one to six months. The bank notes are highly liquid and are sometimes given to or received by vendors and customers instead of the local currency (“Renminbi” or “RMB”). The bank notes can generally be presented to the bank before maturity and in such case are redeemable at a slight discount.

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based on an estimate of the amounts that may be uncollectible. On a monthly basis, the Company examines all significant past due amounts. The Company considers the age of the receivable, the financial standing and credit rating of the customer, and the history of payments or guarantee of payment made by the customer. Many of the Company’s contracts are with large Chinese government-backed organizations with an excellent but slow payment history. Normal payment terms for custom contract sales are: (i) 30% of the contract price as advanced payment after signing of the contract which is used to buy materials and production; (ii) 30% of the contract price will be collected when production is finished and goods are inspected by the customer; (iii) 30% of the contract price will be received after the completion of refractory installation and testing by the customer; and (iv) the final installment of 10% (retentions) is usually due one year after the stove is put into service to allow for quality guarantee. Such retentions are presented as retentions receivable or long-term retentions receivable on the consolidated balance sheets.

Estimated warranty costs, if material, are accrued at the time of sales. Such costs have not been material to date.

Concentration of Credit and Other Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, restricted cash, bank notes receivable, accounts receivable and other receivables. The Company holds all its bank deposits with banks in China. In China, there is no equivalent federal deposit insurance as in the United States; as such, these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through December 31, 2011. In an effort to mitigate any potential risk, the Company periodically evaluates the credit quality of the financial institutions which hold the bank deposits and the Company holds its cash in multiple banks supported by the local and Central Government of the PRC.

The Company does not require collateral or other security to support the trade receivables. We are exposed to credit risk in the event of nonpayment by customers to the extent of amounts recorded on the balance sheet. One customer accounted for 25% and 15% of our trade receivables balance as of December 31, 2011 and 2010, respectively. An additional customer accounted for 16% and 33% of trade receivables balance as of December 31, 2011 and 2010, respectively.

continued

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies, continued

Concentration of Credit and Other Risks, continued

One customer individually accounted for 24% and 15% of our revenue in the years ended December 31, 2011 and 2010, respectively.

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economical, and legal environment in the PRC. The Chinese Government controls its foreign currency reserves through restrictions on imports and conversion of Renminbi (RMB) into foreign currency. In July 2005, the Chinese Government adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate.” During January 2008 to December 2011, the exchange rate between RMB and U.S. Dollars (USD) has fluctuated from USD $1.00 to RMB 7.3141 and USD $1.00 to RMB 6.3647, respectively. There can be no assurance that the exchange rate will remain stable. The Renminbi could appreciate or depreciate against the U.S. Dollar. The Company’s financial condition and results of operations may also be affected by changes in the value of certain currencies other than the Renminbi in which its earnings and obligations are denominated.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on an average cost basis, which approximates actual cost on a first-in, first-out (FIFO) method. Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration, and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess or obsolescence and are charged to cost of revenues.

Plant and Equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line basis over the estimated useful lives of the related assets as follows:

Plant and buildings	20 years
Machinery and equipment	10 years
Vehicles	4 years
Electronic equipment	3 years
Furniture and tools	5 years
Software	5 years

Repairs and maintenance costs are expensed as incurred. Gains or losses on disposals are included in general and administrative expense.

continued

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies, continued

Plant and Equipment, continued

The Company capitalizes interest attributable to capital construction projects, if material, in accordance with Accounting Standards Codification (ASC) Subtopic 835-20, Capitalization of Interest, which defines that interest shall be capitalized for assets that are constructed or otherwise produced for an entity’s own use, including assets constructed or produced for the entity by others for which deposits or progress payments have been made.

Occasionally the Company will settle outstanding accounts receivable and accounts payable balances through non-monetary exchanges such as receiving or signing over the title to vehicles. The Company accounts for these transactions in accordance with ASC 845, Nonmonetary Transactions. The Company records a gain or loss on the disposal/transfer of the vehicles to the extent that the fair value of the receivable or payable balance differs from the book value of the vehicles.

Land Use Rights

In the PRC there is no land ownership, but land use rights can be obtained. Land use rights are stated at cost less accumulated amortization. Amortization expense is recorded on a straight-line basis over the term of the land use rights. Land use rights are an intangible asset. The Company reviews intangible assets for impairment periodically and at least annually.

Long-term Investment

Long-term investment represents an investment the Company has in a regional bank within China. We do not hold a greater than 5% interest and we have determined that we do not have significant control or influence in the bank. Accordingly, we record the investment at cost. Our investment is in a private company where there is not a market to determine the value of the investment.

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company, including long-term investments, are reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be recoverable (carrying amount exceeds the gross, undiscounted cash flows from use and disposition), then an impairment loss is recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s or asset group’s fair value. Through December 31, 2011, the Company has not recorded any impairment of its long-lived assets.

continued

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies, continued

Fair Value of Financial Instruments

On December 31, 2008, the Company adopted SFAS 157, Fair Value Measurements, now known as the provisions of ASC Subtopic 820-10, Fair Value Measurements and Disclosures (ASC 820-10), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. ASC 820-10 applies whenever other statements require or permit assets or liabilities to be measured at fair value.

ASC 820-10 includes a fair value hierarchy that is intended to increase the consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing an asset or liability based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1–inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2–observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3–instrument valuations are obtained without observable market values and require a high-level of judgment to determine the fair value.

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

continued

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies, continued

Government Assistance

The Company is currently the beneficiary of government grants that are generally intended to be used towards capital technology improvement with the end goal of increased production and energy efficiency. These grants are recorded as deferred income in the liabilities section of the balance sheet when cash is received and are accreted into non-operating income over the life of the asset, to the extent that the grant is related to an asset. For grants not related to any assets in certain cases, the Company records non-operating income when earned. The government grant income included in other income amounted to approximately $235,008 and $468,000 for the years ended December 31, 2011 and 2010, respectively.

Foreign Currency Translation

The accompanying financial statements are presented in United States Dollars. The functional currency of our Company is the Renminbi, the official currency of the PRC. Capital accounts of the financial statements are translated into United States Dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rates for the years ended December 31, 2011 and 2010. Items in the Company’s consolidated statement of cash flows are translated using a weighted average exchange rate, which approximates the exchange rate in effect at the time of the cash flows. For all periods reported, there were no transactions outside the PRC; thus, all of our transactions are in RMB, our functional currency. Currency translation adjustments from translation to U.S. Dollars for financial reporting purposes are recorded in other comprehensive income (loss) as a component of equity.

A summary of the conversion rates for the periods presented is as follows:

	December 31,
	2011	2010

Year end RMB: U.S. Dollar exchange rate	6.3647	6.5910
Average RMB: U.S. Dollar exchange rate	6.4735	6.7599

continued

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies, continued

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

Zhengzhou Annec primarily generates revenue from the sale of a variety of refractory bricks and the sales from kits of pre-assembled hot-air ovens. Zhengzhou Annec recognizes such revenue when: (1) there is persuasive evidence of an arrangement; (2) customers have accepted receipt of the goods in accordance with the shipping terms; (3) the amount to be paid by the customer is fixed or determinable; and (4) collectability is reasonably assured. Zhengzhou Annec recognizes revenue from the sale of a kit when the kit has been delivered and accepted by the customer.

During 2011, Zhengzhou ANNEC began entering into certain short-term contracts to build blast furnaces and hot blast stoves. These contracts have an average duration of approximately three to six months and do not exceed a period of one year. Zhenghzhou ANNEC recognizes these revenues based on project completion and acceptance by the customer.

Beijing Annec enters into contracts to design and build blast furnaces and hot-air stoves and recognizes revenues during the construction period using the percentage of completion method. Most of the contracts are fixed-price contracts, which typically provide for a stated contract price and a specified scope of the work to be performed. Beijing Annec estimates the percentage of the job that is complete using variations of the cost-to-cost method. Cost is used as the primary indicator, but the Company also considers contract milestones and work in progress from subcontractor companies. If the estimate of costs left to be incurred plus actual costs already incurred exceeds the total revenue to be expected from a contract, then the full amount of the difference is recognized in the current period as a loss and presented on the consolidated balance sheet as a current liability. Beijing Annec also generates revenue from the sale of a variety of machines and equipment which the Company purchases from vendors. Beijing Annec recognized revenue from this type of sale when the machines and equipments have been delivered and accepted by the customer.

Sales Returns Allowance

We estimate future product returns related to current period product revenue. We analyze historical returns, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance. Significant management judgment and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Based on our analysis, we did not record any provision for sales returns as of December 31, 2011 and 2010.

continued

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies, continued

Shipping and Handling Costs

Shipping and handling costs billed to customers are recorded net of the amount collected. Shipping and handling expense included in selling expenses amounted to $5,644,113 and $3,270,649 for the years ended December 31, 2011 and 2010, respectively.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes (ASC 740) (formerly SFAS 109, Accounting for Income Taxes). ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company adopted accounting policies in accordance to U.S. GAAP as its basis for computing the current income tax provision. Therefore, there were no significant deferred tax assets or liabilities during the years ended December 31, 2011 and 2010.

We adopted the Interpretation provisions of ASC 740, Income Taxes, on January 1, 2009, that clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in our financial statements. The Interpretation also provides guidance for the measurement and classification of tax positions, interest and penalties, and requires additional disclosure on an annual basis. The adoption had no effect on our financial statements. Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions will be reflected as a component of income tax expense. Interest and penalties incurred associated with unresolved income tax positions will continue to be included in other income (expense).

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, comprehensive income (Topic 220): Presentation of Comprehensive Income. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under the amendments to Topic 220, Comprehensive Income, in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this Update should be applied retrospectively. We do not expect adoption of this standard to have a material impact on our financial position, results of operations, or cash flows.

continued

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U. S. GAAP and IFRSs. The amendments in this Update are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs). The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The amendments in this Update are to be applied prospectively. We do not expect adoption of this standard to have a material impact on our financial position, results of operations, or cash flows.

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

continued

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

3.	Retentions receivable and long-term retentions receivable

The Company enters into sales contracts with customers whereas there is a retainage provision that the customers can keep a portion of the payment, generally 10% of the contract price, until the stoves the Company built or supplied refractory materials for were proven to be of good quality. The retention period is usually one year since the first day the stoves were placed into service. The current portion on the Balance Sheet represents amounts due within a year. The long-term portion represent ts that amounts that are due over a year or that’s already over a year old.

The following table shows the components of retentions receivable from long-term contracts:

	Retentions receivable	Long-term retentions receivable
Chinese government or province owned customers:
Amounts billed and due	$794,088	$3,368,750
Amounts billed and not due	6,113,772	87,671
	$6,907,860	$3,456,421
Commercial Customers
Amounts billed and due	$178,392	$1,470,435
Amounts billed and not due	4,484,010	-
	$4,662,402	$1,470,435
Total	$11,570,262	$4,926,856

The balances billed but not due by customers pursuant to retainage provisions in contracts will generally be due one year after the blast furnaces or hot air stoves are placed in service by the customers. Based on the Company’s historical experience with similar contracts, all such retention amounts are expected to be collectible, and accordingly no allowance has been recorded.

4.	Other Receivables

The components of the Company’s other receivables are as follows:

	December 31,
	2011	2010

Other receivables–individuals and employees	$1,713,371	$3,993,608
Other receivables–companies	1,097,453	1,049,238
Security deposits	1,004,335	377,387

Total other receivables	$3,815,159	$5,420,233

Other receivables are comprised of three categories: receivables from individuals (both employees and other individuals), receivables from other companies and security deposits for large contracts and are generally unsecured. Security deposits will be returned to the Company upon the completion of the projects. Receivables from employees include cash advanced to employees for purchased supplies and services and employees travel and miscellaneous business expenses.

5.	Inventories

The components of the Company’s inventories are as follows:

	December 31,
	2011	2010

Raw materials	$4,100,556	$3,258,408
Work in process	692,465	482,242
Finished goods	29,625,943	21,962,564

Total inventories	$34,418,964	$25,703,214

continued

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

6.	Plant and Equipment, net

The components of the Company’s plant and equipment are as follows:

	December 31,
	2011	2010

Plants and buildings	$14,352,338	$9,773,631
Machinery and equipment	4,499,602	3,966,474
Vehicles	1,763,312	1,588,532
Others	462,897	63,713

	21,078,149	15,392,350
Less accumulated depreciation	(4,597,680)	(3,298,725)

Total plant and equipment, net	$16,480,469	$12,093,625

Depreciation expense related to property and equipment was $1,389,879 and $1,183,863 for the years ended December 31, 2011 and 2010, respectively. The Company has recorded a gain (loss) on sale of property and equipment of $32,271 and $(576,626) for the years ended December 31, 2011 and 2010, respectively.

7.	Land Use Rights, net

The components of the Company’s land use rights are as follows:

	Estimated
	Remaining	December 31,
	Life	2011

Land use rights	47.90 years	$2,314,389

Less accumulated amortization		(88,836)

Total land use rights, net		$2,225,555

Amortization expense related to land use rights was $46,272 and $40,076 for the years ended December 31, 2011 and 2010, respectively. The difference between the amortization expense and accumulated amortization is due to exchange rate differences as we translate expense using an average exchange rate for the fiscal year and translate the accumulated amortization using the fiscal year end exchange rate.

continued

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

7.	Land Use Rights, net, continued

Amortization of land use rights attributable to future periods is as follows:

Period ending December 31:
2012	$46,272
2013	46,272
2014	46,272
2015	46,272
2016	46,272
Thereafter	1,994,195

$2,225,555

8.	Short-Term Loans

The components of the Company’s short-term loans are as follows:

	December 31,
	2011	2010
Short-term loans:
Loans due to financial institutions	$15,218,314	$8,475,193

All short-term loans are due within one year and have interest rates ranging from 6.63% to 11.47% during 2011 and 2010. As of December 31, 2011, all of the loans, with the exception of three, are secured by the Company’s movable property or equipment mortgages. Three loans are secured by multiple guarantors with one loan secured by two of the owners. One loan is secured by an office building and one loan is secured by accounts receivable.

9.	Bank Notes Payable

The components of the Company’s bank notes payable are as follows:

	December 31,
	2011	2010
Notes payable:
Loans due to financial institutions	$1,571,166	$5,310,272

Bank notes payable are due to financial institutions with maturity dates of six months. All are noninterest-bearing notes. The notes payable are not secured, but do require cash to be held in reserve of 100% of the total outstanding notes payable. At December 31, 2011 and 2010, the Company had approximately 70% and 100% of the loan amounts due held in reserve as restricted cash.

continued

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

10.	Advances from Customers

The Company’s customer deposits consists of amounts payable to various customers for deposits received and prepayments received from customers for products to be delivered or services to be performed.

11.	Long-Term Loans

The components of the Company’s long-term loans are as follows:

	December 31,
	2011	2010
Long-term loans:
Loan due to financial institution	$923,846	$1,189,501

The long-term loan is due after one year and has interest rate of 7.15% and is secured by one of the Company’s office buildings.

Future minimum payments for the long-term loans are as follows:

Period ending December 31:
2013	$307,949
2014	307,949
2015	307,948

$923,846

12.	Stockholders’ Equity

Reverse Merger

These consolidated financial statements have been prepared with the effect of the merger of Annec Green Refractories Corporation, formerly E-Band Media and China Green as a reverse acquisition and a recapitalization; therefore, China Green, its wholly owned subsidiaries, and the consolidated VIE are deemed to be acquiring company for accounting purposes. Stockholders’ equity and earnings per share of the Company has been retroactively restated to reflect the number of shares of common stock issued and outstanding retroactively as if the merger had taken place at the earliest period presented. The offset was applied to additional paid in capital.

Earnings per share

Basis and diluted net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period which includes the effect of the 1-for-14,375 reverse stock split stipulated it in the Share Exchange Agreement and the automatic conversion of the 19,220 Series A preferred shares into common stock at a 1-for 1,000 conversion rate. A reconciliation of the numerator and denominator of basic and diluted net income per common share is provided as follows:

	December 31,
	2011	2010
Net income	$11,309,568	$7,237,911

Denominator:
Common shares issued and outstanding	19,995,701	19,995,701

Weighted-average common stock outstanding	19,995,701	19,995,701

13.	Related Party Transactions

At December 31, 2011 and 2010, the Company had loans payable to the Chairman (Fuchao Li), and a minority shareholder (Yinling Fan) of the Company. The Company and the owners have not signed notes, there are no specific due dates, and no interest is paid on the loans. Money is transferred between the owners and the Company mainly for cash flow purposes. The amounts loaned and borrowed are short-term in nature and the balances at both year-ends are considered at the fair market value of the amounts owed. The following amounts were payable to the owners as of December 31, 2011 and 2010:

	December 31,
	2011	2010

Fuchao Li	$572,779	$731,907
Yinling Fan	191,682	185,101

	$764,461	$917,008

continued

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

14.	Income Taxes

The Company is subject to applicable local tax statutes and is governed by the Income Tax Law of the PRC and local income tax laws (the “PRC Income Tax Law”).

Zhengzhou Annec qualified as a hi-tech corporation and was accorded certain tax incentives for said designation. Accordingly, Zhengzhou Annec was subject to tax at a statutory rate of 15% for the years ended December 31 2011 and 2010. Zhengzhou Annec will continue to be subject to a 15% tax rate for the years ending December 31, 2011 and 2012, and expects that thereafter will become subject to a rate of 25% unless Zhengzhou Annec applies for and receives a further tax holiday for the succeeding five years. The tax savings due to this tax holiday is approximately $1,371,297 and $749,000 for the years ended December 31, 2011 and 2010, respectively.

Beijing Annec is subject to taxes at a statutory rate of 25%.

Per PRC Enterprise Income Tax (EIT) assessments shall be completed before the end of May every year. Based on PRC regulations, the tax authority conducts reviews of the EIT returns once a year. Based on PRC tax regulations, the tax authority has rights to review for underpaid or unpaid taxes for a period of three years. If an amount of underpaid or unpaid taxes exceeds RMB 100,000, the tax authority has rights to review for five years. If any tax evasion is involved, there is no time limitation for review.

Annec Green Refractories Corporation is incorporated in the state of Delaware, United States and thus the Company is also subject to applicable U.S. tax statutes effective for the year ended December 31, 2011.

As of December 31, 2011 and 2010, the Company is not in any uncertain tax positions and thus has no accrued interest and penalties related to those matters. The differences between U.S. GAAP net income and PRC taxable income are considered as permanent differences and thus the Company did not record any deferred taxes.

VAT tax receivables and VAT tax payables are netted and reported as a liability under taxes payable in the amount of $696,898 and $1,164,899 as of December 31, 2011 and 2010, respectively.

The Company has made no provision for U.S. income taxes on undistributed earnings of certain foreign subsidiaries because it is the Company's intention to permanently reinvest such earnings in its foreign subsidiaries. If such earnings were distributed, the Company would be subject to additional U.S. income tax expense. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

Income before provision of income taxes:

	December 31,
	2011	2010

U.S. Operations	$-	$-
China Operations	13,426,956	8,652,047

Total	$13,426,956	$8,652,047

The provision for income taxes includes:

	Year Ended December 31
	2011	2010
Current
U.S.	$-	$-
China	2,117,388	1,414,136
Total current	2,117,388	1,414,136

Deferred
U.S.	-	-
China	-	-
Total deferred	-	-
Total net provision for income taxes	2,117,388	1,414,136

The following is a reconciliation of the provision for income tax at the PRC tax rate to the income tax reflected in the Consolidated Statement of Operations:

	December 31,
	2011	2010

Tax expense at statutory rate - U.S.	35.0%	35.0%
Rate differential between U.S. and China	(10.0%)	(10.0%)
Foreign income tax rate - PRC	25.0%	25.0%
Effect of favorable tax rate	(10.0)%	(10.0)%
Other items	.8%	1.3%
	15.8%	16.3%

As a result of the implementation of interpretation 48, we recognized the following additional liability (benefit) as of December 31, 2011 and 2010:

Balance at December 31, 2009	($104,134)
Income tax liability due to difference in US GAAP income and PRC income	335,315
Balance at December 31, 2010	231,180
Income tax liability due to difference in US GAAP income and PRC income	365,771
Balance at December 31, 2011	$596,951

continued

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

15.	Commitments and Contingencies

Third Party Guarantees

The Company entered into agreements as a debt guarantor during 2011 for six parties. The guaranteed amount is approximately $9,584,112 as of December 31, 2011.

Other parties also acted as a debt guarantor for the Company starting in 2011. As of December 31, 2011, the Company’s loans guaranteed by other parties are approximately $9,426,995. The Company has not historically incurred any losses due to such debt guarantees. Additionally, the Company has determined that the fair value of the guarantees is immaterial.

Leases

The Company leases one of the factories under a non-cancelable operating lease with a third party through April 1, 2014. Rent expense included in general and administrative expense, manufacturing expense are $311,159 and $268,686 in 2011 and 2010, respectively. A summary of future minimum lease payments as of December 31, 2011 is presented below.

Minimum
Lease
Payments
Year ending December 31:
2012	$219,355
2013	219,355
2014	54,839

$493,549

continued

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

16.	Segment Reporting

The Company operates in two reportable segments: Zhengzhou Annec and Beijing Annec. The Zhengzhou Annec segment manufactures and sells a variety of refractory bricks and kits of pre-assembled hot-air ovens. The Beijing Annec segment designs and builds blast furnaces and hot-air stoves on a contract basis and uses subcontractors throughout the construction process.

All revenues are related to end customers in China.

Information on reportable segments for the years ended December 31, 2011 and 2010 is as follows:

	December 31,
	2011	2010
Revenues:
Zhengzhou Annec	$88,830,719	$49,033,428
Beijing Annec	5,549,687	14,379,712

Total	94,380,406	63,413,140

Cost of revenues:
Zhengzhou Annec	53,641,337	27,366,864
Beijing Annec	4,570,908	12,729,553

Total	58,212,245	40,096,417

Operating expenses:
Zhengzhou Annec	19,621,232	13,250,472
Beijing Annec	439,672	525,392

Total	20,060,904	13,775,864

Income from operations	$16,107,257	$9,540,859

Plant and equipment, net:
Zhengzhou Annec	$13,177,027	$11,926,639
Beijing Annec	3,303,442	166,986

Total identifiable assets	$16,480,469	$12,093,625

