Form 10-Q
period 2012-03-31
Annec Green Refractories Corp
filed 2012-06-12
CIK 1501162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File No. 0-54117

ANNEC GREEN REFRACTORIES CORPORATION

  (Exact Name of Registrant as Specified in Its Charter)

Delaware	27-2951584
(State or Other Jurisdiction of	(IRS Employer
Incorporation)	Identification No.)

No.5 West Section, Xidajie Street, Xinmi City,
Henan Province, P.R. China	452370
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐

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

 Yes ☒                          No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 29, 2012, there were 19,995,701 shares of the registrant’s common stock issued and outstanding.

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

ANNEC GREEN REFRACTORIES CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ANNEC GREEN REFRACTORIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011(1)
	(Unaudited)
ASSETS
Current assets:
Cash	$797,222	$343,028
Restricted cash	7,972,029	1,571,166
Bank notes receivable	3,194,335	2,026,885
Accounts receivable (net of allowance of $781,567 and $792,367 at March 31, 2012 and December 31, 2011, respectively)	28,318,488	34,410,920
Retentions receivable	9,299,939	11,570,262
Prepaid expenses and deposits	7,005,900	10,515,009
Other receivables	7,119,833	3,815,159
Inventories	36,608,718	34,418,964
Total current assets	100,316,464	98,671,393
Long-term retentions receivable	4,932,919	4,926,856
Deposits for capital expenditure	419,333	493,402
Plant and equipment, net	16,374,292	16,480,469
Land use rights, net	2,227,997	2,225,555
Long-term investment	158,110	157,117
Total assets	$124,429,115	$122,954,792
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term loans	$16,057,679	$15,218,314
Bank notes payable	6,798,741	1,571,166
Accounts payable and accrued expenses	16,716,782	19,315,558
Advances from customers	30,605,550	29,726,898
Salaries payable	508,459	530,219
Taxes payable	1,717,939	3,301,944
Related party payables	683,036	764,461
Loans payable to employees	2,087,916	1,619,827
Loans payable to other individuals	6,206,144	6,481,374
Other payable	2,558,391	3,680,223
Total current liabilities	83,940,637	82,209,984
Deferred income	2,786,416	2,812,556
Long-term loans	852,214	923,846
Total liabilities	87,579,267	85,946,386
Commitments and contingencies (Note 15)
Stockholders' equity:
Series A preferred stock, $0.0001 par value; 20,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 19,995,701 issued and outstanding	2,000	2,000
Additional paid-in capital	4,046,992	4,046,992
Retained earnings	30,918,841	31,311,752
Accumulated other comprehensive income	1,882,015	1,647,662
Total stockholders' equity	36,849,848	37,008,406
Total liabilities and stockholders' equity	$124,429,115	$122,954,792

As of April 29, 2012, there were 19,995,701 shares of the registrant’s common stock issued and outstanding.

(1) Derived from the consolidated audited financial statements included in our annual report filed on Form 10-K with the SEC for the year ended December 31, 2011.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANNEC GREEN REFRACTORIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Revenues	$15,849,971	$13,058,029
Cost of revenues	10,277,356	7,573,416
Gross profit	5,572,615	5,484,613
Operating expenses:
Sales and marketing	3,161,289	2,097,887
General and administrative	1,594,267	1,352,130
Total operating expenses	4,755,556	3,450,017
Income from operations	817,059	2,034,596
Other income (expense):
Interest income	97,188	98,835
Interest expense	(1,279,902)	(603,775)
Other income (expense), net	(1,343)	135,066
Total other income (expense)	(1,184,057)	(369,874)
Income (loss) before provision for income taxes	(366,998)	1,664,722
Provision for income taxes	25,912	261,871
Net income (loss)	$(392,910)	$1,402,851
Other comprehensive income (loss)
Foreign currency translation adjustment	234,353	160,416
Comprehensive income (loss)	$(158,558)	$1,563,267
Net income (loss) per share-basic and dilutive	$(0.02)	$0.07
Shares used in computing net income (loss) per share-basic and dilutive	19,995,701	19,995,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANNEC GREEN REFRACTORIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31
	2012	2011
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net (loss) income	$(392,910)	$1,402,851
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	383,034	335,100
Loss on sale of plant and equipment	4,910	28,582
Change in assets and liabilities:
Accounts receivable, retentions receivable and long-term retentions receivable	8,684,972	(1,607,296)
Prepaid expenses and deposits	3,388,342	(6,719,772)
Other receivables	(3,282,932)	(37,151)
Inventories	(1,973,509)	(3,285,805)
Accounts payable and accrued expenses	(2,676,867)	6,516,302
Advances from customers	691,149	4,006,641
Salary payable	(25,132)	(137,767)
Taxes payable	(1,606,056)	(492,199)
Deferred income	(43,960)	(42,280)
Other payable	(1,145,943)	658,033

Net cash provided by operating activities	2,005,098	625,239

Cash flows from investing activities:
Net (payments) proceeds from bank notes receivable	(1,155,472)	337,657
Restricted cash for issuance of bank notes payable	(6,395,578)	1,521,769
Deposits for capital expenditure	77,246	126,262
Purchase of plant and equipment	(21,922)	(462,366)
Proceeds from sale of plant and equipment	-	51,059

Net cash (used in) provided by investing activities	(7,495,726)	1,574,381

Cash flows from financing activities:
Payments of dividends	-	(698,267)
Proceeds (payments) from loans to related parties, employees, and other individuals, net of payments	55,406	(674,860)
Proceeds (payments) from issuance of short-term borrowings, net	5,965,095	(1,978,300)
Payments from issuance of long-term borrowings, net	(77,530)	(74,567)
Net cash provided (used in) by financing activities	5,942,971	(3,425,994)
Net increase (decrease) in cash	452,343	(1,226,374)

Effect of exchange rate changes	1,851	5,429

Cash at beginning of period	343,028	1,504,971

Cash at end of period	$797,222	$284,026

Noncash financing and investing activities:
Reduction of accounts payable through disposal of plant and equipment	$46,048	$-

Supplemental disclosure of cash flow information:
Interest paid	$357,799	$245,691
Income taxes paid	$211,449	$124,458

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

 The consolidated financial statements following unaudited combined condensed financial statements have been prepared with the effect of the merger of China Green and E-Band Media, Inc. as a reverse acquisition of assets and a recapitalization in accordance with accounting principles generally accepted in the United States. For accounting purposes, China Green is considered to be acquiring E-Band Media, Inc. in the merger and E-Band Media, Inc. does not meet the definition of a business in accordance with ASC Topic 805-10, Business Combinations, because E-Band Media, Inc. had no material assets or liabilities at the time of closing of the merger and these assets and liabilities do not constitute a business pursuant to ASC Topic 805. Consequently, all of the assets and liabilities of E-Band Media, Inc. have been reflected in the financial statements at their respective fair values and no goodwill or other intangibles will be recorded as part of acquisition accounting and the cost of the merger is measured at net assets acquired.

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

Alex Industrial was incorporated in Hong Kong on April 1, 2010 by China Green to acquire Zhengzhou Annec Industrial Co., Ltd. (“Zhengzhou Annec”) and Zhengzhou Annec’s subsidiary Annec (Beijing) Engineering Technology Co., Ltd. (Beijing Annec). Under Alex Industrial’s Memorandum of Association, the capital of Alex Industrial is divided into 10,000 shares at $1.00 each. On March 26, 2010 , China Green purchased 100 founder shares in the amount of $100. On January 14, 2011, China Green purchased all of the outstanding shares of Zhengzhou Annec for the total consideration of $2,980,998. As a result of this transaction, the controlling equity holders of Zhengzhou Annec continued to hold 98% of the outstanding equity of Zhengzhou Annec through their direct or beneficial ownership of China Green. Accordingly, this transaction was accounted for as an exchange among related parties and all assets and liabilities were transferred at their net book value.

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

Annec Green refractories corporation and subsidiaries

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U .S .GAAP). The consolidated financial statements include the balances and results of Zhengzhou Annec and Beijing Annec (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with U .S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. Significant estimates and assumptions are used for, but not limited to: (1) allowance for doubtful accounts, (2) economic lives of property, plant, and equipment, (3) asset impairments, (4) percentage of completion on construction projects, and (5)   contingency reserves. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on our operating results.

Cash

Cash consists primarily of cash on hand or cash deposits in banks that are available for withdrawal without restriction.

Annec Green refractories corporation and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

2.	Summary of Significant Accounting Policies, continued

Restricted Cash

Restricted cash represents cash that is held by the banks as collateral for notes payable. The banks generally have collateral requirements ranging from 70% to 110% of the outstanding notes payable. At March 31, 2012 and December 31, 2011, the Company has about 117% and 100%, respectively, in outstanding notes payable balances held by the banks as collateral. The collateral requirements are based on bank financial policy adjustment and improved the reserve proportion. Collateral requirements are increased when December, 2011.

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

Concentration of Credit and Other Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, restricted cash, bank notes receivable, accounts receivable and other receivables. The Company holds all its bank deposits with banks in China. In China, there is no equivalent federal deposit insurance as in the United States; as such, these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through March 31, 2012. In an effort to mitigate any potential risk, the Company periodically evaluates the credit quality of the financial institutions which hold the bank deposits and the Company holds its cash in multiple banks supported by the local and Central Government of the PRC.

The Company does not require collateral or other security to support the trade receivables. We are exposed to credit risk in the event of nonpayment by customers to the extent of amounts recorded on the balance sheet. One customer accounted for 28% and 25% of our trade receivables balance as of March 31, 2012 and December 31, 2011, respectively. An additional customer accounted for 19% and 16% of trade receivables balance as of March 31, 2012 and December 31, 2011, respectively.

Three customers individually accounted for 36%, 15%, and 13% of our revenue in the quarter ended March 31, 2012 and three customers individually accounted for 30%, 16%, and 10% of our revenue in the quarter ended March 31, 2011, respectively.

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economical, and legal environment in the PRC. The Chinese Government controls its foreign currency reserves through restrictions on imports and conversion of Renminbi (RMB) into foreign currency. In July 2005, the Chinese Government adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate.” During January 2008 to March 2012, the exchange rate between RMB and U. S. Dollars (USD) has fluctuated from USD $1.00 to RMB 7.3141 and USD $1.00 to RMB 6.3247, respectively. There can be no assurance that the exchange rate will remain stable. The Renminbi could appreciate or depreciate against the U.S. Dollar. The Company’s financial condition and results of operations may also be affected by changes in the value of certain currencies other than the Renminbiin which its earnings and obligations are denominated.

Annec Green refractories corporation and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

2.	Summary of Significant Accounting Policies, continued

Fair Value of Financial Instruments

On December 31, 2008, the Company adopted SFAS 157 , Fair Value Measurements, now known as the provisions of ASC Subtopic 820-10, Fair Value Measurements and Disclosures (ASC 820-10), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. ASC 820-10 applies whenever other statements require or permit assets or liabilities to be measured at fair value.

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

Government Assistance

The Company is currently the beneficiary of government grants that are generally intended to be used towards capital technology improvement with the end goal of increased production and energy efficiency. These grants are recorded as deferred income in the liabilities section of the balance sheet when cash is received and are accreted into non-operating income over the life of the asset, to the extent that the grant is related to an asset. For grants not related to any assets in certain cases, the Company records non-operating income when earned. The government grant income included in other income amounted to approximately $126,237 and $51,410 for the three month periods ended March 31, 2012 and 2011 respectively.

Foreign Currency Translation

The accompanying financial statements are presented in United States Dollars. The functional currency of our Company is the Renminbi, the official currency of the PRC. Capital accounts of the financial statements are translated into United States Dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rates for the quarter ended March 31, 2012 and 2011. Items in the Company’s consolidated statement of cash flows are translated using a weighted average exchange rate, which approximates the exchange rate in effect at the time of the cash flows. For all periods reported, there were no transactions outside the PRC; thus, all of our transactions are in RMB, our functional currency. Currency translation adjustments from translation to U.S. Dollars for financial reporting purposes are recorded in other comprehensive income (loss) as a component of equity.

A summary of the conversion rates for the periods presented is as follows:

	March 31,		December 31
	2012	2011	2011

Year end RMB: U.S. Dollar exchange rate	6.3247	6.5501	6.3647
Average RMB: U.S. Dollar exchange rate	6.3201	6.5713	6.4735

Revenue Recognition

The Company’s principal revenue sources are from the sale of refractory materials and products and from sales generated from the designing and building of blast furnaces and hot-air stoves.

Annec Green refractories corporation and subsidiaries

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

During 2011, Zhengzhou Annec began entering into certain short-term contracts to build blast furnaces and hot blast stoves. These contracts have an average duration of approximately three to six months and do not exceed a period of one year. Zhengzhou Annec recognizes these revenues based on project completion and acceptance by the customer.

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

Shipping and Handling Costs

Shipping and handling costs billed to customers are recorded net of the amount collected. Shipping and handling expense included in selling expenses amounted to $491,278 and $802,616 for the quarter ended March 31, 2012 and 2011, respectively.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, comprehensive income (Topic 220): Presentation of Comprehensive Income. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under the amendments to Topic 220, Comprehensive Income, in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this standard in the current quarter.

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

3.	Retentions Receivable and Long-term Retentions Receivable

The Company enters into sales contracts with customers whereas there is a retention provision that the customers can keep a portion of the payment, generally 10% of the contract price, until the stoves the Company built or supplied refractory materials for were proven to be of good quality. The retention period is usually one year from the day the stoves are placed into service. The current portion on the Balance Sheet represents amounts due within a year. The long-term portion represents the amounts that are due over a year or are already over a year old.

Annec Green refractories corporation and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

3.	Retentions Receivable and Long-term Retentions Receivable, continued

The following table shows the components of retentions receivable from long-term contracts as of March 31, 2012:

	Retention receivable	Long-term retention receivable

Chinese government or province owned customers:
Amounts billed and due	$543,120	$2,699,273
Amounts billed and not due	5,247,505	-
	5,790,625	2,699,273
Commercial customers:
Amount billed and due	159,870	2,233,646
amount billed and not due	3,349,444	-
	3,509,314	2,233,646
Total	$9,299,939	$4,932,919

The balances billed but not due by customers pursuant to retention provisions in contracts will generally be due one year after the blast furnaces or hot air stoves are placed in service by the customers. Based on the Company’s historical experience with similar contracts, all such retention amounts are expected to be collectible, and accordingly no allowance has been recorded.

4.	Other Receivables

The components of the Company’s other receivables are as follows:

	March 31,	December 31,
	2012	2011

Other receivables–individuals and employees	$5,190,450	$1,713,371
Other receivables–companies	1,129,076	1,097,453
Security deposits	800,307	1,004,335
Total other receivables	$7,119,833	$3,815,159

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

5.	Inventories

The components of the Company’s inventories are as follows:

	March 31,	December 31,
	2012	2011

Raw materials	$3,805,981	$4,100,556
Work in process	327,933	692,465
Finished goods	32,474,804	29,625,943
Total inventories	$36,608,718	$34,418,964

Annec Green refractories corporation and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

6.	Plant and Equipment, net

The components of the Company’s plant and equipment are as follows:

	March 31,	December 31,
	2012	2011

Plants and buildings	$14,443,108	$14,352,338
Machinery and equipment	4,575,408	4,499,602
Vehicles	1,660,623	1,763,312
Others	448,786	462,897
Construction in progress	189,732	-
	21,317,657	21,078,149
Less accumulated depreciation	(4,943,365)	(4,597,680)
Total plant and equipment, net	$16,374,292	$16,480,469

Depreciation expense related to property and equipment was $371,392 and $322,386 for the quarter ended March 31, 2012 and 2011, respectively. The Company has recorded a loss on sale of property and equipment of $4,910 and $28,582 for the three months ended March 31, 2012 and 2011, respectively.

7.	Land Use Rights, net

The components of the Company’s land use rights are as follows:

	Estimated
	Remaining	March 31,
	Life	2012

Land use rights	47.65 years	$2,329,028
Less accumulated amortization		(101,031)
Total land use rights, net		$2,227,997

Amortization expense related to land use rights was $11,794 and $12,714 for the three months ended March 31, 2012 and 2011, respectively. The difference between the amortization expense and accumulated amortization is due to exchange rate differences as we translate expense using an average exchange rate for the fiscal year and translate the accumulated amortization using the fiscal year end exchange rate.

Amortization of land use rights attributable to future periods is as follows:

Period ending March 31:
2013	$47,175
2014	47,175
2015	47,175
2016	47,175
2017	47,175
Thereafter	1,992,122
$2,227,997

Annec Green refractories corporation and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

8.	Short-Term Loans

The components of the Company’s short-term loans are as follows:

	March 31,	December 31,
	2012	2011
Short-term loans:
Loans due to financial institutions	$16,057,679	$15,218,314

All short-term loans are due within one year and have interest rates ranging from 7.15% to 11.47% during three months ended March 31, 2012 and during 2011. As of March 31, 2012, we have a total of $16,057,679 short-term loans. All of the short-term loans, with the exception of one, are secured by the Company’s movable property or equipment mortgages. Four loans are secured by multiple guarantors with one loan secured by Zhendong company and Yunbao company. Three loans are secured by an office building and land, one loan is secured by letter of credit and one loan is secured by Fuchao Li’s guarantee.

9.	Bank Notes Payable

The components of the Company’s bank notes payable are as follows:

	March 31,	December 31,
	2012	2011
Notes payable:
Loans due to financial institutions	$6,798,741	$1,571,166

Bank notes payable are due to financial institutions with maturity dates of six months. All notes are noninterest bearing notes. The notes payable are not secured, but do require cash to be held in reserve ranging from 70% to 110% of the total outstanding notes payable. At March 31, 2012 and December 31, 2011, the Company had approximately 117% and 100%, respectively, of the loan amounts due held in reserve as restricted cash. The collateral requirements are based on bank financial policy adjustment and improved the reserve proportion.

10.	Advances from Customers

The Company’s customer deposits consists of amounts payable to various customers for deposits received and prepayments received from customers for products to be delivered or services to be performed.

11.	Long-Term Loans

The components of the Company’s long-term loans are as follows:

	March 31,	December 31,
	2012	2011
Long-term loans:
Loan due to financial institution	$852,214	$923,846

The long-term loan is due after one year and has interest rate of 7.15% and is secured by one of the Company’s office buildings.

Future minimum payments for the long-term loans are as follows:

Period ending March 31:
2014	$309,896
2015	309,896
2016	232,422
$852,214

Annec Green refractories corporation and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

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

	Three months ended March 31,
	2012	2011
Net income (loss)	$(392,910)	$1,402,851
Denominator:
Common shares issued and outstanding	11,150,000	11,150,000
Effect of reverse stock split	(10,374,299)	(10,374,299)
Conversion of Series A Prefered stock	19,220,000	19,220,000
Weighted-average common stock outstanding	19,995,701	19,995,701

13.	Related Party Transactions

At March 31, 2012 and December 31, 2011, the Company had loans payable to the Chairman (Fuchao Li), and a minority shareholder (Yinling Fan) of the Company. The Company and the owners have not signed notes, there are no specific due dates, and no interest is paid on the loans. Money is transferred between the owners and the Company mainly for cash flow purposes. The amounts loaned and borrowed are short-term in nature and the balances at both year-ends are considered at the fair market value of the amounts owed. The following amounts were payable to the owners as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011

Fuchao Li	$490,141	$572,779
Yinling Fan	192,895	191,682
	$683,036	$764,461

Annec Green refractories corporation and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

14.	Income Taxes

The Company is subject to applicable local tax statutes and is governed by the Income Tax Law of the PRC and local income tax laws (the “PRC Income Tax Law”).

Zhengzhou Annec qualified as a hi-tech corporation and was accorded certain tax incentives for said designation. Accordingly, Zhengzhou Annec was subject to tax at a statutory rate of 15% for the quarter ended March 31, 2012 and 2011. Zhengzhou Annec will continue to be subject to a 15% tax rate for the quarter ended March, 2012, and expects that thereafter will become subject to a rate of 25% unless Zhengzhou Annec applies for and receives a further tax holiday for the succeeding five years. The tax savings due to this tax holiday is approximately $0 and $154,000 for the three month periods ended March 31, 2012 and 2011, respectively.

Beijing Annec is subject to taxes at a statutory rate of 25%.

15.	Commitments and Contingencies

Third Party Guarantees

The Company entered into agreements as a debt guarantor during 2011 for six parties. The guaranteed amount is approximately $9,644,726 as of March 31, 2012, and $9,584,144 as of December 31, 2011. On April 12, 2012, Zhengzhou Annec company obtained a short-term bank loan of $790,551 from China Citic Bank for operating purposes which was guaranteed by the Zhendong company . On April 28, 2012, Zhengzhou Annec obtained a short-term bank loan of $1,296,504 from SPD Bank for operating purposes. The SPD Bank loan was secured by the Company’s land and office building. Other parties also acted as a debt guarantor for the Company starting in 2011. As of March 31, 2012, the Company’s loans guaranteed by other parties are approximately $9,486,616 and $9,426,996 as of December 31, 2012. The Company has not historically incurred any losses due to such debt guarantees. Additionally, the Company has determined that the fair value of the guarantees is immaterial.

Leases

The Company leases one of the factories under a non-cancelable operating lease with a third party through April 1, 2014. Rent expense included in general and administrative expense, manufacturing expense are $92,852 and $71,873 for the three months end March 31, 2012 and 2011, respectively. A summary of future minimum lease payments as of March 31, 2012 is presented below.

Minimum
Lease
Payments
Year ending March 31:
2012	$168,387
2013	224,517
2014	56,129
$449,033

16.	Segment Reporting

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

Annec Green refractories corporation and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

16.	Segment Reporting, continued

Information on reportable segments for the three months ended March 31, 2012 and 2011, and as of March 31, 2012 and December 31, 2011 are as follows:

	March 31,
	2012	2011
Revenues:
Zhengzhou Annec	$15,849,971	$13,058,029
Beijing Annec	-	-
Total	15,849,971	13,058,029

Cost of revenues:
Zhengzhou Annec	10,277,356	7,573,416
Beijing Annec	-	-

Total	10,277,356	7,573,416
Operating expenses:
Zhengzhou Annec	4,629,645	3,004,410
Beijing Annec	125,910	445,607

Total	4,755,556	3,450,017

Income from operations	$817,059	$2,034,596

	2012	2011
Plant and equipment, net:
Zhengzhou Annec	$12,898,547	$13,177,027
Beijing Annec	3,475,745	3,303,442

Total identifiable assets	$16,374,292	$16,480,469

17.	Subsequent Events

The Company has evaluated all events occurring subsequent to March 31, 2012 through the date which these financial statements were filed with the SEC during which time nothing has occurred outside the normal course of business operations that require additional disclosure in the condensed consolidated financial statements, except for the following:

On April 12, 2012, Zhengzhou Annec company obtained a short-term bank loan of $790,551 from China Citic Bank for operating purposes. The loan has a duration of one year with an annual interest rate of 7.2%. On April 28, 2012, Zhengzhou Annec obtained a short-term bank loan of $1,296,504 from SPD Bank for operating purposes. The loan has a duration of six months with an annual interest rate of 7.2%. The loan of $790,551 from China Citic Bank is guaranteed by the Zhendong company, and the loan of $1,296,504 from SPD Bank is secured by Zhengzhou Anne’s office building and land.

On May 14, 2012, Zhengzhou Annec entered into an Amendment to Supplemental Agreement to Exclusive Business Cooperation (“Amendment”) with Annec (Beijing) Engineering Technology Co., Ltd, a PRC limited company and a variable interest entity of Zhengzhou Annec (“Annec Beijing”), pursuant to which certain provisions of the Supplement Agreement to Exclusive Business Cooperation Agreement dated January 16, 2011 (the “Original Agreement”) was amended. Under the Original Agreement, Zhengzhou Annec agreed to provide Annec Beijing with exclusive technical, consulting and other services in connection with Annec Beijing’s principal business utilizing its own advantages in human resources, technology and information in exchange for an annual service fee. Under the Amendment, Article 2.2 and 2.3 of the Original Agreement were amended to specify that the payment of the annual service fee will be made upon request of Zhengzhou Annec.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report.  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report. See also “Risk Factors” contained in our amended current report on Form 10-K filed on April 25, 2012.

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

Recent Developments

On April 12, 2012, Zhengzhou Annec obtained a short-term bank loan of $790,551 from China Citic Bank for operating purposes. The loan has duration of one year with an annual interest rate of 7.2%. On April 28, 2012, Zhengzhou Annec obtained a short-term bank loan of $1,296,504 from SPD Bank for operating purposes. The loan has duration of six months with an annual interest rate of 7.2%. The loan of $790,551 from China Citic Bank is guaranteed by the Zhendong company, and the loan of $1,296,504 from SPD Bank is mortagage by the Zhengzhou Annec’s office building and land mortgage.

On May 14, 2012, Zhengzhou Annec entered into an Amendment to Supplemental Agreement to Exclusive Business Cooperation (“Amendment”) with Annec (Beijing) Engineering Technology Co., Ltd, a PRC limited company and a variable interest entity of Zhengzhou Annec (“Annec Beijing”), pursuant to which certain provisions of the Supplement Agreement to Exclusive Business Cooperation Agreement dated January 16, 2011 (the “Original Agreement”) was amended. Under the Original Agreement, Zhengzhou Annec agreed to provide Annec Beijing with exclusive technical, consulting and other services in connection with Annec Beijing’s principal business utilizing its own advantages in human resources, technology and information in exchange for an annual service fee. Under the Amendment, Article 2.2 and 2.3 of the Original Agreement were amended to specify that the payment of the annual service fee will be made upon request of Zhengzhou Annec.

Summary of Critical Accounting Policies and Estimates

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

Shipping and Handling Costs

Shipping and handling costs billed to customers are recorded net of the amount collected. Shipping and handling expense included in sales and marketing expenses amounted to $491,278 and $802,616 for the three months ended March 31, 2012, and 2011, respectively.

Results of Operations

Comparison for the Three Months ended March 31, 2012 and 2011

	Three Months Ended March 31
		As % of		As % of
Statements of Operations Data	2012	Revenues	2011	Revenues
Revenues	$15,849,971	100%	$13,058,029	100%
Cost of Revenues	10,277,356	65%	7,573,416	58%
Gross Profit	5,572,615	35%	5,484,613	42%
Operating Expenses:
Selling	3,161,289	20%	2,097,887	16%
General and administrative	1,594,267	10%	1,352,130	10%
Total other income (expense), net	(1,184,057)	(7.50)%	(369,874)	3%
Income ( loss) before provision for income taxes	(366,998)	(2.30)%	1,664,722	13%
Provision for income taxes	25,912	0.16%	261,871	2%
Net income (loss)	(392,910)	(2.50)%	1,402,851	11%

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

Segments	Mar. 31, 2012	% of Revenue	Mar. 31, 2011	% of Revenue
Zhengzhou Annec	$15,849,971	100%	$13,058,029	100%
Beijing Annec	-	-	-	-
Total	$15,849,971	100%	$13,058,029	100%

Revenues for the three months ended March 31, 2012 was $15,849,971 compared to $13,058,029 for the three months ended March 31, 2011.  Revenues for the three months ended March 31, 2012 increased by $2,791,942, or by 21%.  We had no revenues from Beijing Annec for the three months ended March 31, 2012 and 2011 because no new contract were entered into and no project was completed during the respective periods. In June Beijing Annec will receive revenue. Revenues for Zhengzhou Annec for the three month ended March 31, 2012, increased by $2,791,942 or 21%, to $15,849,971 from $13,058,029 for the three months ended March 31, 2011. Beijing Annec had no revenue. The increase in sales of refractory products by Zhengzhou Annec was mainly due increased in number of orders. The existing customers increased their demand and Zhengzhou Annec obtained new customers in first three months of ended March 31, 2012 compared to March 31, 2011, as set forth below:

Type of Customers’ Sales	Amount (US$)

Existing customer	$8,357,002

New customer	$7,474,298

Cost of Revenue

Cost of revenue was $10,277,356 and $7,573,416. for the three months ended March 31, 2012 and 2011, respectively.  Cost of revenue for the three months ended March 31, 2012 increased by $2,703,940 or by 36%.  Stated as a percentage of revenues, the cost of revenue for the three months ended March 31, 2012, was 65% compared to 58% for the three months ended March 31, 2011. Cost of revenue related to Zhengzhou Annec for the three months ended March 31, 2012 increased by $2,703,940, or 36% to $10,277,356 from $7,573,416 for the same period in 2011.  The increase in cost of revenue was primarily attributable to increase of sales for the same proportion.

Operating Expenses

General and Administrative. General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with facilities, and other administrative expenses.  General and administrative expenses were $1,594,267 and $1,352,130 for the three months ended March 31, 2012 and 2011, respectively. The increase of $242,137, or 18%, in general and administrative expense was primarily attributable to a decrease in consulting fees paid to third party designers as a result of improved in-house design capabilities.

Sales and Marketing Expenses. Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and travel, advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses were $3,161,289 and $2,097,887 for the three months ended March 31, 2012 and 2011, respectively. The increase of $1,063,402, or 51%, in sales and marketing expense was due to increased variable cost like commission paid to sellers, shipping expense, packaging expense and traveling expense which activities in direct sales and marketing.

Other Income (Expense), net.   The total other income (expense), net was $(1,184,057) and $(369,874) for the three months ended March 31, 2012 and 2011, respectively.  The increase of $814,183, or 220%, in total other expense was primarily attributable to recognition of a government grant subsidy in 2011, and an increase in interest expense as detailed in the following table:

	Three Months End
	March 31,	March 31,
	2012	2012
Other income (expense):
Interest income	$97,188	$98,835
Interest expense	(1,279,902)	(603,775)
Other income (expense), net	(1,343)	135,066
	$(1,184,057)	$(369,874)

Liquidity and Capital Resources

We had retained earnings of $30,918,841 and $31,311,752 as of March 31, 2012, and December 31, 2011 respectively.

As of March 31, 2012, we had cash and restricted cash of $8,769,251 and total current assets of $100,316,464 compared to cash and restricted cash of $1,914,194 and total current assets of $98,671,393 as of December 31, 2011. Restricted cash is used to secure bank notes; the guaranteed percentage at March 31, 2012 was 117% compared to December 31, 2011 of 100%. The increase in restricted cash was a result of bank financial policy adjustment and improved the reserve proportion.

As of March 31, 2012, we had accounts receivable of $28,318,488, representing 28% of our total current assets, compared to $34,410,920, representing 35% of total current assets as of December 31, 2011. Also, accounts receivable decreased of $6,092,432 or 18%. At the same time, we had a 21.38% increase in total revenue.

Our total liabilities as of March 31, 2012 was $87,579,267 compared to $85,946,386 at December 31, 2011. The increase of $1,632,881 or 1.9%, was a result of increase in loans payables, short terms loans, and advances from customer. On April 12, 2012, Zhengzhou Annec company obtained a short-term bank loan of $790,551 from China Citic Bank for operating purposes. The loan has a duration of one year with an annual interest rate of 7.2%. On April 28, 2012, Zhengzhou Annec obtained a short-term bank loan of $1,296,504 from SPD Bank for operating purposes. The loan has a duration of six months with an annual interest rate of 7.2%. The loan of $790,551 from China Citic Bank is guaranteed by the Zhendong company, and the loan of $1,296,504 from SPD Bank is secured by Zhengzhou Anne’s office building and land. The funds were used or allocated to raise salaries and improve the market development. Advances from customer have increased $878,652 or 3 % compared to December 31, 2011.

Since most of our contracts are for custom made refractory material, in most cases we generally require 30% of contract price as advanced payment after we sign contract which is used to buy materials and production. 30% of contract price will be collected when we finished production and checked by client. These two 30% pieces of the contract price are the main components of our advances from customer. 30% of contract price will be received after the refractory installation is finished and tested by client. The final installment of 10% is due one year after the stove is used to allow for quality guarantee. The last 30% and 10% are the main components of our accounts receivable. As our business is contract-based sale, differentiations exist between contracts signed by different clients.

As of March 31, 2012 we had working capital of $16,375,827, compared to working capital of $16,461,409 as of December 31, 2011.  We believe our cash and accounts receivable are adequate to satisfy our working capital needs and sustain our ongoing operations for the remainder of our fiscal year. However, to develop new product and expand our market, we need improve our cash support, we must obtain additional short-term and long term loans from bank and/or- raise additional capital by the sale of our securities in order to implement our strategic growth plans which include increasing our product line, promoting our design and engineering services, improving our products, and the potential acquisitions of mines and other refractory companies.

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

Below is a summary of our cash flow:

Net Cash Provided by Operating Activities. For the three months ended March 31, 2012, net cash provided in operating activities was $2,005,098 compared to cash provided by operating activities of $625,239, for the three months ended March 31, 2011. The increase in net cash provided by operating activities for the three months ended March 31, 2012 was primarily due to changes in prepaid expenses and deposits, Accounts receivable and other receivable as set forth below:

Items	2012 (US$)	2011(US$)
Prepaid expenses and deposits (ending balances)	3,388,342	(6,719,772)
Accounts receivable (ending balances)	8,684,972	(1,607,296)
Other receivable (ending balances)	(3,282,932)	(37,151)

New Cash Used in Investing Activities.   For the three months ended March 31, 2012, net cash used in investing activities was $(7,495,726), compared to net cash provided in investing activities of $1,574,381, for the three months ended March 31, 2011. The net cash used in investment activities for three months ended March 31, 2012 was primarily due to the net proceeds from bank notes receivable, restricted cash for issuance of bank notes payable and the deposits for capital expenditure.

Items	2012 (US$)	2011(US$)	Increase/(Decrease)(US$)	Percentage
Deposits for capital expenditure	77,246	126,262	49,016	39%
Restricted cash for issuance of bank notes payable	(6,395,578)	1,521,769	7,917,347	520%
Net (payments) proceeds from bank notes receivable	(1,155,472)	337,657	1,493,129	-442%

Net Cash Provided by Financing Activities.   For the three months ended March 31, 2012, net cash provided by financing activities was $5,942,971 compared to $(3,425,994) for the three months ended March 31, 2011. The net cash provided by financing activities consisted primarily of proceeds from the issuance of short-term borrowings and proceeds from loans to other individuals.

Type of Proceeds	2012 (US$)	2011(US$)	Increase/(Decrease)(US$)	Percentage
Proceeds (payments) from issuance of short-term borrowings, net	5,965,095	(1,978,300)	7,943,395	-401%
(Payments) from issuance of long-term borrowings, net	(77,530)	(74,567)	(2,963)	4%
Proceeds (payments) from loans to related parties, employees, and other individuals, net of payments	55,406	(674,860)	730,266	-108%

Loan Facilities

In China, banks usually do not provide long term loans to businesses. Most loans are short term loans (12 months or less). All of our loans with Chinese banks are for a period of twelve months. As such, each year we repay our loans and/or apply for new loans with our banks or with other banks for working capital needs. At March 31, 2012, we borrowed approximately $16.06 million from various short-term bank loans for the working capital needs. All of our bank borrowings are secured by our land and buildings and/or guaranteed by third parties. As of March 31, 2012, the Company and its subsidiaries have the following loan facilities with the following terms:

Lender	Secured	Duration	Outstanding as of March,31 2012	Interest rates
Agricultural credit union	By third parties	1 year	1,581,103	8.928%
Agricultural credit union	Machinery and equipment	1 year	316,221	11.470%
Agricultural credit union	owner guarnteen	1 year	142,299	8.556%
Guangdong Development Bank	By third parties	1 year	1,581,103	7.32%
Shanghai Pufa Development Bank	Office building and Land	1 year	3,162,205	6.975%
Shanghai Pufa Development Bank	Office building and Land	6 months	1,581,103	7.216%
Shanghai Pufa Development Bank	L/C	6 months	2,640,441	7.216%
Shanghai Pufa Development Bank	Office building	1 year	309,896	7.15%
Zhongxin Bank	By third parties	1 year	1,581,103	7.216%
LuoYang Bank	By third parties	1 year	3,162,205	7.87%
			$16,057,679

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

·	Any obligation under certain guarantee contracts;

·	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

·	Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder’s equity in our statement of financial position; and

·	Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

In China, because the bank lending system is still relatively new, it is common practice for companies to enter into cross-guarantee arrangements in order to secure lines of credit with banks. During 2011, Zhengzhou Annec entered into agreements as a debt guarantor for seven unaffiliated companies (“Unaffiliated Companies”). We do not consolidate the Unaffiliated Companies into our financial statements. In China, companies provide guarantees to other companies in the community to assist them in getting bank loans. The guaranteed amount is approximately $9,644,726 as of March 31, 2012 compared to $9,584,112 as of December 31, 2011. In exchange, the other unaffiliated companies also act as a debt guarantor for Zhengzhou Annec. As of March 31, 2012, Zhengzhou Annec's loans guaranteed by other unaffiliated companies are approximately $9,486,616 compared to $9,426,996 as of December 31, 2011. Zhengzhou Annec has not historically incurred any losses due to such debt guarantees. Additionally, Zhengzhou Annec has determined that the fair value of the guarantees is immaterial.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on the management's assessment and review of our financial statements and results for the three months ended March 31, 2012, we have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

We discovered information that indicated deficiencies in the controls and procedures we use to ensure that information we are required to disclose in our reports to the SEC is summarized and reported within the required periods. The significant deficiencies we have found include: (1) lack of sufficient staff with appropriate knowledge, experience, and training in the application of U.S. GAAP, and (2) lack of an appropriate level of company qualified resources to perform internal audit properly and inability to effectively communicate its accounting policies and procedures to its accounting staff resulting in inconsistent practice. As a result of these deficiencies, we determined that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

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

Changes in Internal Controls Over Financial Reporting

There have been no material changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved).

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
No.	Description

31.1	Certification of Officers pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Officers pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase (1)
101.FRE	XBRL Taxonomy Extension Presentation Linkbase (1)

*	Filed here with.
(1)	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANNEC GREEN REFRACTORIES CORPORATION

Dated: June 12, 2012	/s/ LI Jiantao
By: LI Jiantao
Its: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

