Form 10-Q
period 2012-06-30
Annec Green Refractories Corp
filed 2012-08-14
CIK 1501162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes ☒                          No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 7, 2012, there were 19,995,701 shares of the registrant’s common stock issued and outstanding.

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

ANNEC GREEN REFRACTORIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash	$495,734	$343,028
Restricted cash	7,199,599	1,571,166
Bank notes receivable	250,930	2,026,885
Accounts receivable (net of allowance of $480,000 and $792,000 at June 30, 2012 and December 31, 2011, respectively)	28,189,700	34,410,920
Retentions receivable	10,391,329	11,570,262
Prepaid expenses and deposits	7,404,143	10,515,009
Other receivables	5,048,662	3,815,159
Inventories	35,983,259	34,418,964
Total current assets	94,963,356	98,671,393
Long-term retentions receivable	4,775,623	4,926,856
Deposits for capital expenditure	677,293	493,402
Plant and equipment, net	16,610,103	16,480,469
Land use rights, net	2,217,521	2,225,555
Long-term investment	158,507	157,117

Total assets	$119,402,403	$122,954,792
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term loans	$16,462,536	$15,218,314
Bank notes payable	6,023,266	1,571,166
Accounts payable and accrued expenses	16,403,616	19,315,558
Advances from customers	25,757,525	29,726,898
Salaries payable	681,460	530,219
Taxes payable	2,406,894	3,301,944
Related party payables	682,753	764,461
Loans payable to employees	2,111,977	1,619,827
Loans payable to other individuals	4,478,140	6,481,374
Other payable	2,431,041	3,680,223
Total current liabilities	77,439,208	82,209,984
Deferred income	2,749,369	2,812,556
Long-term loans	776,684	923,846

Total liabilities	80,965,261	85,946,386
Commitments and contingencies (Note 13)
Stockholders' equity:
Series A preferred stock, $0.0001 par value; 20,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 19,995,701 issued and outstanding at June 30, 2012 and December 31, 2011	2,000	2,000
Additional paid-in capital	4,046,992	4,046,992
Retained earnings	32,413,924	31,311,752
Accumulated other comprehensive income	1,974,226	1,647,662
Total stockholders' equity	38,437,142	37,008,406
Total liabilities and stockholders' equity	$119,402,403	$122,954,792

See accompanying notes to the consolidated financial statements.

ANNEC GREEN REFRACTORIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$17,884,034	$24,271,294	$33,734,005	$37,329,323
Cost of revenues	10,393,274	15,791,816	20,670,630	23,365,232
Gross profit	7,490,760	8,479,478	13,063,375	13,964,091

Operating expenses:
Sales and marketing	3,219,462	4,540,047	6,380,751	6,637,934
General and administrative	1,328,102	1,329,832	2,922,369	2,681,962
Total operating expenses	4,547,564	5,869,879	9,303,120	9,319,896

Income from operations	2,943,196	2,609,599	3,760,255	4,644,195

Other income (expense):
Interest income	65,545	85,808	162,733	184,644
Interest expense	(996,960)	(1,087,524)	(2,276,862)	(1,692,784)
Other (expense) income, net	(29,101)	105,213	(30,444)	241,763
Total other expense	(960,516)	(896,503)	(2,144,573)	(1,266,377)

Income before provision for income taxes	1,982,680	1,713,096	1,615,682	3,377,818
Provision for income taxes	487,598	326,020	513,510	587,891
Net income	1,495,082	1,387,076	1,102,172	2,789,927

Other comprehensive income:
Foreign currency translation adjustment	92,209	358,179	326,564	518,595
Comprehensive income	$1,587,291	$1,745,255	$1,428,736	$3,308,522

Net income per share-basic and dilutive	$0.07	$0.07	$0.06	$0.14

Shares used in computing net income per share-basic and dilutive	19,995,701	19,995,701	19,995,701	19,995,701

See accompanying notes to the consolidated financial statements.

ANNEC GREEN REFRACTORIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months Ended June 30,
	2012	2011
Cash flows from operating activities:

Net income	$1,102,172	$2,789,927
Adjustments to reconcile net income to net cash (used in ) provided by operating activities:
Depreciation and amortization	862,424	687,595
Provision (recovery) for bad debt	(132,211)	216,518
Loss (gain) on sale of plant and equipment	144,909	34,700
Change in assets and liabilities:
Restricted cash	(5,603,010)	(891,829)
Bank notes receivable	1,796,449	(386,224)
Accounts receivable, retentions, and long-term retentions receivable	7,570,001	(5,457,306)
Prepaid expenses and deposits	3,197,484	(6,376,591)
Other receivables	(1,193,542)	734,212
Inventories	(1,256,072)	(4,115,567)
Bank notes payable	4,428,767	1,521,392
Accounts payable and accrued expenses	(2,992,392)	6,590,848
Advances from customers	(4,234,505)	4,634,280
Salary payable	146,622	47,956
Tax payable	(921,295)	(737,228)
Deferred income	(88,006)	(84,857)
Other payable	(1,279,733)	234,732
Net cash provided by (used in) operating activities	1,548,062	(557,442)

Cash flows from investing activities:
Deposits for capital expenditure	(179,336)	126,799
Purchase of plant and equipment	(457,334)	(1,129,047)
Purchase of land use rights	-	-
(Payments) Proceeds from sale of plant and equipment	(3,171)	79,411
Net cash used in investing activities	(639,841)	(922,837)

Cash flows from financing activities:
Payments of dividends	-	(700,731)
Proceeds from loans to related parties, employees, and other individuals, net of payments	(1,671,639)	933,845
Proceeds from short-term borrowings	9,496,179	10,280,604
Payment of short-term borrowings	(8,386,442)	(9,358,576)
Proceeds from issuance of long-term borrowings, net of payments	(155,212)	(149,659)
Net cash (used in) provided by financing activities	(717,114)	1,005,483

Net (decrease) increase in cash	191,107	(474,796)

Effect of exchange rate changes	(38,401)	14,610
Cash at beginning of period	343,028	1,504,971

Cash at end of period	$495,734	$1,044,785

Supplementary disclosure of cash flow information
Noncash investing activities:
Reduction of accounts payable through disposal of plant and equipment	85,695	42,302
Reduction of accounts receivable through purchase of plant and equipment	548,527

Cash paid during the period
Interest	677,148	1,362,834
Income taxes	356,811	420,887

See accompanying notes to the consolidated financial statements.

Annec Green Refractories Corporation and Subsidiaries

Notes to CONDENSED consolidated financial statements

(unaudited)

1.	Basis of Presentation and Description of the Company

The accompanying unaudited condensed consolidated financial statements of Annec Green Refractories Corporation (the Company) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information in pursuant to the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. The financial information for December 31, 2011 has been derived from the consolidated audited financial statements included in our annual report filed on Form 10-K with the SEC for the year ended December 31, 2011.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission (SEC) on April 25, 2012. The results of operations for the six-month period ended June 30, 2012 are not necessarily indicative of the results for the year ending December 31, 2012 or any other interim period. The accompanying condensed consolidated financial statements include all wholly-owned subsidiaries and all subsidiaries over which the Company exercises the power and control to direct activities significantly impacting financial performance. All significant intercompany accounts and transactions have been eliminated in consolidation.

On February 11, 2011, Annec Green Refractories Corporation, formerly E-Band Media, Inc. (“E-Band Media”) entered and closed a Share Exchange Agreement (“Share Exchange Agreement”), with certain shareholders and warrant holders, Dean Konstantine, Muzeyyen Balaban, Bernieta Masters, and Linda Masters, and with China Green Refractories Limited, a BVI corporation (“China Green”), and its shareholders, New-Source Group Limited, a BVI company, High-Sky Assets Management Limited, a BVI company, Joint Rise Investments Limited, a BVI company, Giant Harvest Investment Limited, a BVI company, and Mr. QIAN Yun Ting (collectively the “China Green Shareholders”), pursuant to which E-Band Media acquired 100% of the issued and outstanding capital stock of China Green in exchange for 19,220 shares of E-Band Media’s Series A Convertible Preferred Stock (“Series A Preferred Stock”). Pursuant to the terms of the Share Exchange Agreement, E-Band Media agreed to affect a 1-for-14.375 reverse stock split (“Reverse Split”) of its outstanding common stock. The Reverse Stock Split was affected on April 18, 2011. In addition, pursuant to the Share Exchange Agreement, the China Green shareholders acquired all 10,000,000 shares of E-Band Media’s common stock from Dean Konstantine (“Controlled Shares”) and all outstanding warrants of E-Band Media from Muzeyyen Balaban, Bernieta Masters, and Linda Masters, representing warrants to purchase up to 5,000,000 shares of our common stock (“Warrants”) for an aggregate purchase price of $250,000 and 100 shares of Series A Preferred Stock held by China Green shareholders. The Warrants were cancelled by the China Green shareholders pursuant to the Share Exchange Agreement. As a result of the Share Exchange Agreement, the China Green shareholders owned 96% of our issued and outstanding common stock on an as-converted common stock basis as of and immediately after the effectiveness of the Reverse Split as contemplated by the Share Exchange Agreement.

Annec Green Refractories Corporation and Subsidiaries

Notes to CONDENSED consolidated financial statements

(unaudited)

1.	Basis of Presentation and Description of the Company, continued

The consolidated financial statements following unaudited combined condensed financial statements have been prepared with the effect of the merger of China Green and E-Band Media, Inc. as a reverse acquisition of assets and a recapitalization in accordance with accounting principles generally accepted in the United States. For accounting purposes, China Green was considered to be the acquirer of E-Band Media, Inc. in the merger and E-Band Media, Inc. did not meet the definition of a business in accordance with ASC Topic 805-10, Business Combinations, because E-Band Media, Inc. had no material assets or liabilities at the time of closing of the merger and these assets and liabilities did not constitute a business pursuant to ASC Topic 805. Consequently, all of the assets and liabilities of E-Band Media, Inc. were reflected in the financial statements at their respective fair values and no goodwill or other intangibles were recorded as part of acquisition accounting, and the cost of the merger was measured at net assets acquired.

Annec Green Refractories Corporation and Subsidiaries

Notes to CONDENSED consolidated financial statements

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

Beijing Annec’s primary business is to design and build blast furnaces and hot air stoves. Beijing Annec acts as a general contractor and has outside construction companies serve as sub-contractors. Beijing Annec also derives revenue from technology research and development, graphic design, production, engineering and technical consulting, and sales of building material

Annec Green Refractories Corporation and Subsidiaries

Notes to CONDENSED consolidated financial statements

(unaudited)

2.	Summary of Significant Accounting Policies

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

Bank Notes Receivable

Bank notes receivable consists of bank notes from various banks in the PRC, which generally have a maturity of one to six months. The bank notes are highly liquid and are given to or received by vendors and customers instead of the local currency (“Renminbi” or “RMB”). The bank notes can generally be presented to the bank before maturity and in such case are redeemable at a slight discount.

Annec Green Refractories Corporation and Subsidiaries

Notes to CONDENSED consolidated financial statements

(unaudited)

2.	Summary of Significant Accounting Policies, continued

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based on an estimate of the amounts that may be uncollectible. On a monthly basis, the Company examines all significant past due amounts. The Company considers the age of the receivable, the financial standing and credit rating of the customer, and the history of payments or guarantee of payment made by the customer. Many of the Company’s contracts are with large Chinese government-backed organizations with an excellent but slow payment history. Normal payment terms for custom contract sales are: (i) 30% of the contract price as advanced payment after signing of the contract which is used to buy materials and production; (ii) 30% of the contract price will be collected when production is finished and goods are inspected by the customer; (iii) 30% of the contract price will be received after the completion of refractory installation and testing by the customer; and (iv) the final installment of 10% retentions are usually due one year after the hot air stove is put into service to allow for quality guarantee. Such retentions are presented as retentions receivable or long-term retentions receivable on the consolidated balance sheets.

Estimated warranty costs, if material, are accrued at the time of sales. Such costs have not been material to date.

Concentration of Credit and Other Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, restricted cash, bank notes receivable, accounts receivable and other receivables. The Company holds all its bank deposits with banks in China. In China, there is no equivalent federal deposit insurance as in the United States; as such, these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through June 30, 2012. In an effort to mitigate any potential risk, the Company periodically evaluates the credit quality of the financial institutions which hold the bank deposits and the Company holds its cash in multiple banks supported by the local and Central Government of the PRC.

The Company does not require collateral or other security to support the trade receivables. The Company is exposed to credit risk in the event of nonpayment by customers to the extent of amounts recorded on the balance sheet. One customer accounted for 30% and 25% of our trade receivables balance as of June 30, 2012 and December 31, 2011. An additional customer accounted for 19% and 16% of the Company’s trade receivables balance as of June 30, 2012 and December 31, 2011.

Annec Green Refractories Corporation and Subsidiaries

Notes to CONDENSED consolidated financial statements

(unaudited)

2.	Summary of Significant Accounting Policies, continued

Concentration of Credit and Other Risks, continued

Two customers individually accounted for 39% and 21% of our revenue in three months ended June 30, 2012, and two customers individually accounted for 31% and 21% of our revenue in three months ended June 30, 2011, respectively. Two customers individually accounted for 38%, and 15% of our revenue in the six month periods ended June 30, 2012. Two customers individually accounted for 26%, and 14% of our revenue in the six month periods ended June 30, 2011.

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environment in the PRC. The Chinese Government controls its foreign currency reserves through restrictions on imports and conversion of Renminbi (RMB) into foreign currency. During January 2008 to June 2012, the exchange rate between RMB and U. S. Dollars (USD) has fluctuated from USD $1.00 to RMB 7.3141 and USD $1.00 to RMB 6.3089, respectively. There can be no assurance that the exchange rate will remain stable. The Renminbi could appreciate or depreciate against the U ..S .Dollar. The Company’s financial condition and results of operations may also be affected by changes in the value of certain currencies other than the Renminbi in which its earnings and obligations are denominated.

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

Annec Green Refractories Corporation and Subsidiaries

Notes to CONDENSED consolidated financial statements

(unaudited)

2.	Summary of Significant Accounting Policies, continued

Plant and Equipment, continued

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

Long-term Investment

Long-term investment represents an investment the Company has in a regional bank within China. The Company does not hold a greater than a 5% interest and has determined that the Company does not have significant control or influence in the bank. Accordingly, The Company records the investment at cost. The Company’s investment is in a private company where there is not a market to determine the value of the investment.

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company, including long-term investments, are reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be recoverable (carrying amount exceeds the gross, undiscounted cash flows from use and disposition), then an impairment loss is recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s or asset group’s fair value. Through June 30, 2012, the Company has not recorded any impairment of its long-lived assets.

Annec Green Refractories Corporation and Subsidiaries

Notes to CONDENSED consolidated financial statements

(unaudited)

2.	Summary of Significant Accounting Policies, continued

Fair Value of Financial Instruments

Fair Value Measurements and Disclosures (ASC 820-10) include a fair value hierarchy that is intended to increase the consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing an asset or liability based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1 –inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2– observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 –instrument valuations are obtained without observable market values and require a high-level of judgment to determine the fair value.

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

Annec Green Refractories Corporation and Subsidiaries

Notes to CONDENSED consolidated financial statements

(unaudited)

2.	Summary of Significant Accounting Policies, continued

Government Assistance

The Company is currently the beneficiary of government grants that are generally intended to be used towards capital technology improvement with the end goal of increased production and energy efficiency. These grants are recorded as deferred income in the liabilities section of the balance sheet when cash is received and are accreted into non-operating income over the life of the asset, to the extent that the grant is related to an asset. For grants not related to any assets in certain cases, the Company records non-operating income when earned. The government grant income included in other income amounted to approximately $44,000 and $88,800 for the three month periods ended June 30, 2012 and 2011, respectively, and approximately $170,500 and $140,200 for the six month periods ended June 30, 2012 and 2011.

Foreign Currency Translation

The accompanying financial statements are presented in United States Dollars. The functional currency of the Company is the Renminbi, the official currency of the PRC. Capital accounts of the financial statements are translated into United States Dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rates for the periods ended June 30, 2012 and 2011. Items in the Company’s consolidated statement of cash flows are translated using a weighted average exchange rate, which approximates the exchange rate in effect at the time of the cash flows. For all periods reported, there were no transactions outside the PRC; thus, all of our transactions are in RMB, our functional currency. Currency translation adjustments from translation to U.S. Dollars for financial reporting purposes are recorded in other comprehensive income (loss) as a component of equity.

A summary of the conversion rates for the periods presented is as follows:

	Three Months Ended		December
	June 30,		31
	2012	2011	2011

Period end RMB: U.S. Dollar exchange rate	6.3089	6.4640	6.3647

Average RMB: U.S. Dollar exchange rate	6.3078	6.5074	6.4735

Annec Green Refractories Corporation and Subsidiaries

Notes to CONDENSED consolidated financial statements

(unaudited)

2.	Summary of Significant Accounting Policies, continued

Accumulated Other Comprehensive Income

The Company reports comprehensive income in accordance with the provisions of ASC Topic 220, Comprehensive Income, which establishes standards for reporting comprehensive income or loss and its components in the financial statements. The accumulated other comprehensive income represents foreign currency translation adjustments.

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

Beijing Annec enters into contracts to design and build blast furnaces and hot-air stoves and recognizes revenues during the construction period using the percentage of completion method. Most of the contracts are fixed-price contracts, which typically provide for a stated contract price and a specified scope of the work to be performed. Beijing Annec estimates the percentage of the job that is complete using variations of the cost-to-cost method. Cost is used as the primary indicator, but the Company also considers contract milestones and work in progress from subcontractor companies. If the estimate of costs left to be incurred plus actual costs already incurred exceeds the total revenue to be expected from a contract, then the full amount of the difference is recognized in the current period as a loss and presented on the consolidated balance sheet as a current liability. Beijing Annec also generates revenue from the sale of a variety of machines and equipment which the Company purchases from vendors. Beijing Annec recognized revenue from this type of sale when the machines and equipment have been delivered and accepted by the customer.

Annec Green Refractories Corporation and Subsidiaries

Notes to CONDENSED consolidated financial statements

(unaudited)

2.	Summary of Significant Accounting Policies, continued

Sales Returns Allowance

The Company estimates future product returns related to current period product revenue. The Company analyzes historical returns, and changes in customer demand and acceptance of the Company’s products when evaluating the adequacy of the sales returns allowance. Significant management judgment and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. Material differences may result in the amount and timing of the Company’s revenue for any period if management made different judgments or utilized different estimates. Based on the Company’s analysis, The Company did not record any provision for sales returns as of June 30, 2012 and 2011.

Shipping and Handling Costs

Shipping and handling costs billed to customers are recorded net of the amount collected. Shipping and handling expense included in selling expenses amounted to $279,796 and $2,307,394 for the three month periods ended June 30, 2012 and 2011, respectively, and $771,074 and $3,110,010 for the six month periods ended June 30, 2012 and 2011, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company adopted accounting policies in accordance to U.S. GAAP as its basis for computing the current income tax provision. Therefore, there were no significant deferred tax assets or liabilities during the quarter ended June 30, 2012 and 2011.

The Company adopted the Interpretation provisions of ASC 740, Income Taxes, on January 1, 2009, that clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the Company’s financial statements. The Interpretation also provides guidance for the measurement and classification of tax positions, interest and penalties, and requires additional disclosure on an annual basis. The adoption had no effect on the Company’s financial statements. Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions will be reflected as a component of income tax expense. Interest and penalties incurred associated with unresolved income tax positions will continue to be included in other income (expense).

Annec Green Refractories Corporation and Subsidiaries

Notes to CONDENSED consolidated financial statements

(unaudited)

2.	Summary of Significant Accounting Policies, continued

Reclassification

Certain amounts reported in the 2011 consolidated statement of cash flows have been reclassified to conform to the 2012 presentation. The Company determined that the net change in bank notes receivable and payable should be reclassified from investing and financing activities, respectively, to operating activities, because such receivables and payables arise directly in connection with the sale of products and purchases of raw materials. The net change in restricted cash used to secure the related payables has also been reclassified from financing activities to operating activities. As a result of the reclassifications, net cash used in operating activities decreased by $243,000, net cash used in investing activities decreased by $1,278,000, and net cash provided by financing activities decreased by $1,521,000 from the amounts previously presented in the June 30, 2011 statement of cash flows. There was no impact to the Company’s June 30, 2011 consolidated balance sheet or statement of operations and no impact to the net decrease in cash for the period ended June 30, 2011.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, comprehensive income (Topic 220): Presentation of Comprehensive Income. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under the amendments to Topic 220, Comprehensive Income, in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this Update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has adopted this standard since January 1, 2012. The adoption of this standard does not have a material impact on the Company’s financial position, results of operations, or cash flows.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U. S. GAAP and IFRSs. The amendments in this Update are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs). The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The amendments in this Update are to be applied prospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has adopted this standard since January 1, 2012. The adoption of this standard does not have a material impact on our financial position, results of operations, or cash flows.

Annec Green Refractories Corporation and Subsidiaries

Notes to CONDENSED consolidated financial statements

(unaudited)

3.	Retentions Receivable and Long-term Retentions Receivable

The Company enters into sales contracts with customers whereas there is a retainage provision in which the customer can retain a portion of the payment, generally 10% of the contract price, until the completed stoves or refractory materials sold by the Company have been demonstrated to be of good quality. The retention period is usually one year from the date the stoves are placed into service. The current portion on the Balance Sheet represents amounts due within a year. The long-term portion represents the amount that are due over a year or that is already over a year old.

The following table shows the components of retentions receivable from long-term contracts:

	June 30, 2012		December 31, 2011
	Retentions receivable	Long-term retention receivable	Retentions receivables	Long-term retention receivables

Chinese government or province owned customers:
Amounts billed and due	$335,733	$718,245	$794,088	$3,368,750
Amounts billed and not due	5,462,843	1,882,806	6,113,772	87,671
	5,798,576	2,601,051	6,907,860	3,456,421
Commercial customers:
Amounts billed and due	148,348	881,749	178,392	1,470,435
Amounts billed and not due	4,444,405	1,292,823	4,484,010	-
	4,592,753	2,174,572	4,662,402	1,470,435
Total	$10,391,329	$4,775,623	$11,570,262	$4,926,856

The balances billed but not due by customers pursuant to retainage provisions in contracts will generally be due one year after the blast furnaces or hot air stoves are placed in service by the customers. Based on the Company’s historical experience with similar contracts, all such retention amounts are expected to be collectible, and accordingly, no allowance has been recorded.

4.	Other Receivables

The components of the Company’s other receivables are as follows:

	June 30,	December 31,
	2012	2011

Other receivables–individuals and employees	$1,604,794	$1,713,371
Other receivables–companies	2,611,327	1,097,453
Security deposits	832,541	1,004,335
Total other receivables	$5,048,662	$3,815,159

Annec Green Refractories Corporation and Subsidiaries

Notes to CONDENSED consolidated financial statements

(unaudited)

Other receivables are comprised of three categories: receivables from individuals (both employees and other individuals), receivables from other companies and security deposits for large contracts and are generally unsecured. Security deposits are to be returned to the Company upon the completion of the projects. Receivables from employees include cash advanced to employees for purchased supplies and services and employees’ travel and miscellaneous business expenses.

5.	Inventories

The components of the Company’s inventories are as follows:

	June 30,	December 31,
	2012	2011

Raw materials	$3,579,193	$4,100,556
Work in process	233,567	692,465
Finished goods	32,170,499	29,625,943
Total inventories	$35,983,259	$34,418,964

6.	Plant and Equipment, net

The components of the Company’s plant and equipment are as follows:

	June 30,	December 31,
	2012	2011

Plant and buildings	$14,290,394	$14,352,338
Machinery and equipment	5,076,890	4,499,602
Vehicles	2,239,155	1,763,312
Others	338,370	462,897
	21,944,809	21,078,149
Less accumulated depreciation	(5,334,706)	(4,597,680)
Total plant and equipment, net	$16,610,103	$16,480,469

Depreciation expense related to property and equipment was $436,838 and $337,790 for the three month periods ended June 30, 2012 and 2011, respectively, and was $834,713 and $660,176 for the six month periods ended June 30, 2012 and 2011, respectively. The Company recorded a loss on sale of property and equipment of $123,337 and $6,118 for the three month periods ended June 30, 2012 and 2011, respectively, and $144,909 and $34,700 for the six month periods ended June 30, 2012 and 2011, respectively.

Annec Green Refractories Corporation and Subsidiaries

Notes to CONDENSED consolidated financial statements

(unaudited)

7.	Land Use Rights, net

The components of the Company’s land use rights are as follows:

	Estimated
	Remaining	June 30,	December 31,
	Life	2012	2011
Land use rights	47.40 years	$2,334,872	$2,314,389
Less accumulated amortization		(117,351)	(88,834)
Total land use rights, net		$2,217,521	$2,225,555

Amortization expense related to land use rights was $11,825 and $14,705 for the three month periods ended June 30, 2012 and 2011, respectively, and $27,711 and $27,419 for the six month periods ended June 30, 2012 and 2011, respectively. The difference between the amortization expense and accumulated amortization is due to exchange rate differences as we translate expense using an average exchange rate for the fiscal year and translate the accumulated amortization using the fiscal year end exchange rate.

Amortization of land use rights attributable to future periods is as follows:

Period ending June 30:
2013	$47,293
2014	47,293
2015	47,293
2016	47,293
2017	47,293
Thereafter	1,981,056

$2,217,521

8	Short-Term Loans

The components of the Company’s short-term loans are as follows:

June 30,	December 31,
2012	2011

$16,462,536	$15,218,314

At June 30, 2012, the Company has ten loans with four different banks that are due within one year and have interest rates ranging from 6.941% to 11.628% during 2012 and 2011. Five of the short-term loans are guaranteed by the third parties, Beijing Annec or Fuchao Li, the Company’s Chairman. Four of the loans are collateralized by the Company’s office building, land use rights, or machinery and equipment. One of the loans is secured by a cash deposit of the Company.

Annec Green Refractories Corporation and Subsidiaries

Notes to CONDENSED consolidated financial statements

(unaudited)

9.	Bank Notes Payable

The components of the Company’s bank notes payable are as follows:

June 30,	December 31,
2012	2011

$6,023,266	$1,571,166

Bank notes payable represent bank notes paid to the Company’s vendors for purchase of inventory. At June 30, 2012, the Company had bank notes payable with four different banks with maturity dates of six months. All are noninterest-bearing notes. The notes payable require cash to be held in reserve of 100% of the total outstanding notes payable balance.

10.	Long-Term Loan

The Company’s long-term loan is as follows:

June 30,	December 31,
2012	2011

$776,684	$923,846

The long-term loan is due on December 13, 2015, and has an interest rate of 7.152% and is secured by one of the Company’s office buildings.

Future minimum payments for the long-term loan are as follows:

Period ending June 30:
2013	$310,672
2014	310,672
2015	155,340

$776,684

Annec Green Refractories Corporation and Subsidiaries

Notes to CONDENSED consolidated financial statements

(unaudited)

11.	Related Party Transactions

At June 30, 2012, the Company had loans payable to the Chairman (Fuchao Li), and a minority shareholder (Yinling Fan) of the Company. The Company and the owners have not signed notes, there are no specific due dates, and no interest is paid on the loans. Money is transferred between the owners and the Company mainly for cash flow purposes. The amounts loaned to the Company are short-term in nature. The following amounts were payable to the owners as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011

Fuchao Li	$489,374	$572,779
Yinling Fan	193,379	191,682

	$682,753	$764,461

During six months ended June 30, 2012, the Company repaid $88,320 to Fuchao Li.

12.	Income Taxes

The Company is subject to applicable local tax statutes and is governed by the Income Tax Law of the PRC and local income tax laws (the “PRC Income Tax Law”).

Zhengzhou Annec qualified as a hi-tech corporation and was accorded certain tax incentives for said designation. Accordingly, Zhengzhou Annec was subject to tax at a statutory rate of 15% for the three and six month ended June 30, 2012 and 2011. Zhengzhou Annec will become subject to a rate of 25% after 2012 unless Zhengzhou Annec applies for and receives a further tax holiday for the succeeding five years.

Beijing Annec is subject to taxes at a statutory rate of 25%.

Annec Green Refractories Corporation and Subsidiaries

Notes to CONDENSED consolidated financial statements

(unaudited)

13.	Commitments and Contingencies

Third Party Guarantees

The Company entered into agreements as a debt guarantor during 2012 for seven third parties. The maximum guaranteed amount is $16,009,000. The total outstanding borrowings by these parties were approximately $12,839,000 as of June 30, 2012.

These parties also acted as debt guarantors for the Company during 2012 with a maximum guaranteed amount of 12,680,000. As of June 30, 2012, the Company’s loans guaranteed by these parties were approximately $6,340,000. The Company has not historically incurred any losses due to such debt guarantees. Additionally, the Company has determined that the difference between fair value and the carrying amount of the guarantees is immaterial.

Leases

The Company leases one factory and one office building under non-cancelable operating leases with the third parties through April 1, 2014 and May 31, 2013, respectively. Rent expense included in general and administrative expense is $84,430 and $66,429 for the three months end June 30, 2012 and 2011, and $177,282 and $120,452 for the six months ended June 30, 2012 and 2011. A summary of future minimum lease payments as of June 30, 2012 is presented below.

Minimum
Lease
Payments
Year ending June 30:
2013	$262,070
2014	168,809

$430,879

14.	Segment Reporting

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

Information on reportable segments for the three and six months ended June 30, 2012 and 2011 is as follows:

Annec Green Refractories Corporation and Subsidiaries

Notes to CONDENSED consolidated financial statements

(unaudited)

14.	Segment Reporting, continued

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Zhengzhou Annec	$17,884,034	$18,694,933	$33,734,005	$31,752,962
Beijing Annec	-	5,576,361	-	5,576,361
Total	17,884,034	24,271,294	33,734,005	37,329,323
Cost of revenues:
Zhengzhou Annec	10,393,274	10,957,026	20,670,630	18,530,442
Beijing Annec	-	4,834,790	-	4,834,790
Total	10,393,274	15,791,816	20,670,630	23,365,232
Operating expenses:
Zhengzhou Annec	3,738,430	5,606,846	8,368,075	8,611,256
Beijing Annec	809,134	263,033	935,045	708,640
Total	4,547,564	5,869,879	9,303,120	9,319,896
Income from operations	$2,943,196	$2,609,599	$3,760,255	$4,644,195

	June 30,	December 31,
	2012	2011
Plant and equipment, net:
Zhengzhou Annec	$13,345,348	$13,177,027
Beijing Annec	3,264,755	3,303,442
Total identifiable assets	$16,610,103	$16,480,469

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

Recent Developments

In 2011, Xinmi Technological and Industrial Information Bureau released a document titled “On the Special Protection of Enterprises for Their Patents”. The document is to enhance the protection of enterprises for their patents, contain the infringement on the intellectual property, encourage innovation and creation, and improve capacity for independent innovation so as to develop an array of products and techniques with significant intellectual property advantage and core competiveness and to propel economic development of Xinmi city. On April 26, 2012, Zhengzhou Annec Industrial Co., Ltd was accredited as “Specially Protected Enterprise for Its Patents” in accordance with the requirements of the document.

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

Accounts Receivable

Accounts receivable are reported at net realizable value. We have established an allowance for doubtful accounts based on an estimate of the amounts that may be uncollectible. On a monthly basis, we examine all significant past due amounts. We consider the age of the receivable, the financial standing and credit rating of the customer, and the history of payments or guarantee of payment made by the customer. Many of our contracts are with large Chinese government-backed organizations with an excellent but slow payment history. Normal payment terms for custom contract sales are: (i) 30% of the contract price as advanced payment after signing of the contract which is used to buy materials and production; (ii) 30% of the contract price will be collected when production is finished and goods are inspected by the customer; (iii) 30% of the contract price will be received after the completion of refractory installation and testing by the customer; and (iv) the final installment of 10% (retentions) is usually due one year after the stove is put into service to allow for quality guarantee. Such retentions are presented as retentions receivable or long-term retentions receivable on the consolidated balance sheets.

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

Revenue Recognition

Our principal revenue sources are from the sale of refractory materials and products and from sales generated from the designing and building of blast furnaces and hot-air stoves. Zhengzhou Annec generates revenue from the sale of a variety of refractory bricks and the sales from kits of pre-assembled hot-air ovens. Zhengzhou Annec primarily recognizes such revenue when: (1) there is persuasive evidence of an arrangement; (2) customers have accepted receipt of the goods in accordance with the shipping terms; (3) the amount to be paid by the customer is fixed or determinable; and (4) collectability is reasonably assured. Zhengzhou Annec recognizes revenue from the sale of a kit when the kit has been delivered and accepted by the customer.

During 2011, Zhengzhou ANNEC began entering into short-term contracts to build blast furnaces and hot blast stoves. These contracts have an average duration of three to six months and do not exceed a period of one year. Zhengzhou ANNEC recognizes these revenues based on project completion and acceptance by the customer.

Beijing Annec enters into contracts to design and build blast furnaces and hot-air stoves and recognizes revenues during the construction period using the percentage of completion method. Most of the contracts are fixed-price contracts, which typically provide for a stated contract price and a specified scope of the work to be performed. Beijing Annec estimates the percentage of the job that is complete using variations of the cost-to-cost method. Cost is used as the primary indicator, but we also consider contract milestones and work in progress from subcontractor companies. If the estimate of costs left to be incurred plus actual costs already incurred exceeds the total revenue to be expected from a contract, then the full amount of the difference is recognized in the current period as a loss and presented on the consolidated balance sheet as a current liability. Beijing Annec also generates revenue from the sale of a variety of machines and equipment which we purchase from vendors. Beijing Annec recognized revenue from this type of sale when the machines and equipments have been delivered and accepted by the customer.

Shipping and Handling Costs

Shipping and handling costs billed to customers are recorded net of the amount collected. Shipping and handling expense included in sales and marketing expenses amounted to $279,796 and $2,307,394 for the three months ended June 30, 2012, and 2011, respectively, and $771,074 and $3,110,010 for the six months ended June 30, 2012 and 2011, respectively.

Results of Operations

Comparison for the Three Months ended June 30, 2012 and 2011

	Three Months Ended June 30
		As % of		As % of
Statements of Operations Data	2012	Revenues	2011	Revenues
Revenues	$17,884,034	100%	$24,271,294	100%
Cost of Revenues	10,393,274	58%	15,791,816	65%
Gross Profit	7,490,760	42%	8,479,478	35%
Operating Expenses:
Sales and marketing	3,219,462	18%	4,540,047	19%
General and administrative	1,328,102	7%	1,329,832	5%
Total other expense	(960,516)	(6)%	(896,503)	(4)%
Income before provision for income taxes	1,982,680	11%	1,713,096	7%
Provision for income taxes	487,598	3%	326,020	1%
Net income	1,495,082	8%	1,387,076	6%

Revenues

We operate in two reportable segments: Zhengzhou Annec and Beijing Annec. The Zhengzhou Annec segment manufactures and sells a variety of refractory bricks and kits of pre-assembled hot-air ovens. In 2011, Zhengzhou Annec signed several refractory turnkey projects which was under a new business model. Beijing Annec segment designs and builds blast furnaces and hot-air stoves on a contract basis and uses subcontractors throughout the construction process. In addition, Beijing Annec also sells a variety of machines and equipment which are required as part of the entire blast furnace and hot-air stove package. We purchase these machines and equipment from outside vendors and generally sell them at cost plus a small mark-up.

Segments	June 30, 2012	% of Revenue	June 30, 2011	% of Revenue
Zhengzhou Annec	$17,884,034	100%	$18,694,933	77%
Beijing Annec	-	-	5,576,361	23%
Total	$17,884,034	100%	$24,271,294	100%

Revenues for the three months ended June 30, 2012 was $17,884,034 compared to $24,271,294 for the three months ended June 30, 2011. Revenues for the three months ended June 30, 2012 decreased by $6,387,260 or by 26% because the iron industry demands are weak, and no new contracts were entered into and no projects were completed during the three months ended June 30, 2012, which lead to no revenues from Beijing Annec for the three months ended June 30, 2012. Revenues for Zhengzhou Annec for the three month ended June 30, 2012, decreased by $810,899 or 4% to $17,884,034 from $18,694,933 for the three months ended June 30, 2011. The decrease in sales of refractory products by Zhengzhou Annec was mainly due to a decrease in the number of orders. The following table shows product sales of Zhengzhou Annec from existing and new customers during the three months ended June 30, 2012:

Type of Customers’ Sales	Amount (US$)

Existing customers	$17,858,879

New customers	$25,155

Cost of Revenue

Cost of revenue was $10,393,274 and $15,791,816 for the three months ended June 30, 2012 and 2011, respectively. Cost of revenue for the three months ended June 30, 2012 decreased by $5,398,542 or by 34%.  Stated as a percentage of revenues, the cost of revenue for the three months ended June 30, 2012 was 58% compared to 65% for the three months ended June 30, 2011. Cost of revenue related to Zhengzhou Annec for the three months ended June 30, 2012 decreased by $563,752, or 5% to $10,393,274 from $10,957,026 for the same period in 2011. The decrease in cost of revenue was primarily a result of decrease in sales in Zhengzhou Annec and no sales in Beijing Annec for the three months ended June 30, 2012.

Operating Expenses

General and Administrative.  General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with facilities, and other administrative expenses. General and administrative expenses were $1,328,102 and $1,329,832 for the three months ended June 30, 2012 and 2011, respectively. There was a slight decrease of $1,730, or 0.1%, in general and administrative expenses.

Sales and Marketing Expenses.   Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and travel, advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses were $3,219,462 and $4,540,047 for the three months ended June 30, 2012 and 2011, respectively. The decrease of $1,320,585, or 29%, in sales and marketing expense was due to decreased revenue and variable cost like shipping expense, packaging expense and traveling expense.

Total Other Expense.  The total other expense was $960,516 and $896,503 for the three months ended June 30, 2012 and 2011, respectively. The increase of $64,013, or 7%, in total other expense was primarily attributable to recognition of a government grant in the three months ended June 30, 2011 and there was no government grant in the same period as of June 30, 2012, and an increase in other expense as detailed in the following table:

	Three Months End
	June 30,	June 30,
	2012	2011
Other income (expense):
Interest income	$65,545	85,808
Interest expense	(996,960)	(1,087,524)
Other income (expense), net	(29,101)	105,213
Total Other expense	$(960,516)	(896,503)

Comparison for the Six Months ended June 30, 2012 and 2011

	Six Months Ended June 30
		As % of		As % of
Statements of Operations Data	2012	Revenues	2011	Revenues
Revenues	$33,734,005	100%	$37,329,323	100%
Cost of Revenues	20,670,630	61%	23,365,232	63%
Gross Profit	13,063,375	39%	13,964,091	37%
Operating Expenses:
Sales and marketing	6,380,751	19%	6,637,934	18%
General and administrative	2,922,369	9%	2,681,962	7%
Total other expense	(2,144,573)	(6)%	(1,266,377)	(3)%
Income before provision for income taxes	1,615,682	5%	3,377,818	9%
Provision for income taxes	513,510	2%	587,891	2%
Net income	1,102,172	3%	2,789,927	7%

Segments	June 30, 2012	% of Revenue	June 30, 2011	% of Revenue
Zhengzhou Annec	$33,734,005	100%	$31,752,962	85%
Beijing Annec	-	-	5,576,361	15%
Total	$33,734,005	100%	$37,329.323	100%

Revenues for the six months ended June 30, 2012 was $33,734,005 compared to $37,329,323 for the six months ended June 30, 2011. Revenues for the six months ended June 30, 2012 decreased by $3,595,318, or by 10%.  The decrease of the total revenue was due to the decline of the iron industry demands, and no new contracts were entered into and no projects were completed in Beijing Annec during the six months ended June 30, 2012. Revenues for Zhengzhou Annec for the six month ended June 30, 2012 increased by $1,981,043 or 6%, to $33,734,005 from $31,752,962 for the six months ended June 30, 2011. The increase in sales of refractory products by Zhengzhou Annec was mainly due to the increase in number of orders in the first quarter 2012. The existing customers increased their demand and Zhengzhou Annec obtained new customers in the six months ended June 30, 2012 compared to June 30, 2011, as set forth below:

Type of Customers’ Sales	Amount (US$)

Existing customers	$33,694,282

New customers	$39,723

Cost of Revenue

Cost of revenue was $20,670,630 and $23,365,232 for the six months ended June 30, 2012 and 2011, respectively. Cost of revenue for the six months ended June 30, 2012 decreased $2,694,602 or by 12%. Stated as a percentage of revenues, the cost of revenue for the six months ended June 30, 2012 was 61% compared to 63% for the six months ended June 30, 2011. Cost of revenue related to Zhengzhou Annec for the six months ended June 30, 2012 increased by $2,140,188 or 12% to $20,670,630 from $18,530,442 for the same period in 2011. The increase in cost of revenue of Zhengzhou Annec was primarily attributable to the increase of sales for the same proportion. The total cost of revenue decreased because there was no revenue in Beijing Annec for the six months ended June 30, 2012.

Operating Expenses

General and Administrative.  General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with facilities, and other administrative expenses.  General and administrative expenses were $2,922,369 and $2,681,962 for the six months ended June 30, 2012 and 2011, respectively. The increase of $240,407 or 9% in general and administrative expense was primarily due to an increase of salaries of managements.

Sales and Marketing Expenses.  Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and travel, advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses were $ 6,380,751 and $6,637,934 for the six months ended June 30, 2012 and 2011, respectively. The decrease of $257,183 or 4%, in sales and marketing expense was due to decreased revenue and variable cost like shipping expense, packaging expense and traveling expense.

Total Other Expense. The total other expense was $2,144,573 and $1,266,377 for the six months ended June 30, 2012 and 2011, respectively.  The increase of $878,196, or 69%, in total other expense was primarily due to increase of interest expense for increased loans and increase in other expense as detailed in the following table:

	Six Months Ended
	June 30,	June 30,
	2012	2011
Other income (expense):
Interest income	$162,733	184,644
Interest expense	(2,276,862)	(1,692,784)
Other income (expense), net	(30,444)	241,763
Total other expense	$(2,144,573)	(1,266,377)

Liquidity and Capital Resources

We had retained earnings $32,413,924 and $31,311,752 as of June 30, 2012 and December 31, 2011 respectively.

As of June 30, 2012, we had cash and restricted cash of $7,695,333 and total current assets of $94,963,356 compared to cash and restricted cash of $1,914,194 and total current assets of $98,671,393 as of December 31, 2011. Restricted cash is used to secure bank notes. The guaranteed percentage at June 30, 2012 was 100% compared to 100% at December 31, 2011.

As of June 30, 2012, we had accounts receivable $28,189,700, representing 30% of our total current assets compared to $34,410,920, representing 35% of total current assets as of December 31, 2011. Accounts receivable had decreased $6,221,220 or 18% because of the collection of accounts receivable and 10% decrease of total revenue.

Our total liabilities as of June 30, 2012 were $80,965,261 compared to $85,946,386 at December 31, 2011. The decrease of $4,981,125 or 6% was a result of decrease in advances from customers, loans payables to other individuals, accounts payables and accrued expenses, taxes payable, and other payable.

We generally require 30% of contract price as advanced payment after we sign contract which is used to buy materials and production. 30% of contract price will be collected when we finished production and inspected by customer. These two 30% pieces of the contract price are the main components of our advances from customer. 30% of contract price will be received after the refractory installation is finished and tested by client. The final installment of 10% is due one year after the stove is used to allow for quality guarantee. The last 30% and 10% are the main components of our accounts receivable. As our business is contract-based sale, differentiations exist between contracts signed by different customer.

As of June 30, 2012 we had working capital of $17,524,148, compared to working capital of $16,461,409 as of December 31, 2011.  We believe our cash and accounts receivable are adequate to satisfy our working capital needs and sustain our ongoing operations for the remainder of our fiscal year. However, to develop new product and expand our market, we need improve our cash support, we must obtain additional short-term and long term loans from bank and/or- raise additional capital by the sale of our securities in order to implement our strategic growth plans which include increasing our product line, promoting our design and engineering services, improving our products, and the potential acquisitions of mines and other refractory companies.

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

Below is a summary of our cash flow:

Net Cash Provided by (Used in) Operating Activities. For the six months ended June 30, 2012, net cash used in operating activities was $1,548,062 compared to cash used in operating activities of  $557,442 for the six months ended June 30, 2011. The increase in net cash provided by operating activities for the six months ended June 30, 2012 was primarily due to changes in prepaid expenses and deposits, account receivable, retentions receivable and long term retentions receivable, advances from customers, account payable and accrued expenses, restricted cash for issuance of bank notes payable, net proceeds from bank notes receivable and proceeds from notes payable as set forth below:

Items	2012 (US$)	2011 (US$)	Increase /(Decrease)(US$)	Percentage
Prepaid expenses and deposits	3,197,484	(6,376,591)	9,574,075	150%
Accounts receivable, retentions receivable, and long term retentions receivable	7,570,001	(5,457,306)	13,027,307	239%
Advances from customers	(4,234,505)	4,634,280	(8, 868,785)	(191)%
Account payable and accrued expenses	(2,992,392)	6,590,848	(9,583,240)	(145)%
Restricted cash for issuance of bank notes payable	(5,603,010)	(891,829)	(4,711,181)	(528)%
Net proceeds from bank notes receivable	1,796,449	(386,224)	2,182,673	565%
Proceeds from notes payable	4,428,767	1,521,392	2,907,375	191%

New Cash Used in Investing Activities.   For the six months ended June 30, 2012, net cash used in investing activities was $639,841, compared to net cash used in investing activities of $922,837, for the six months ended June 30, 2011. The increase of net cash used in investment activities for six months ended June 30, 2012 was primarily due to the increase of purchase of plant and equipment, and deposits in capital expenditures.

Items	2012 (US$)	2011(US$)	Increase/(Decrease)(US$)	Percentage
Deposits for capital expenditure	(179,336)	(126,799)	(306,135)	(241)%
Purchase of plant and equipment	(457,334)	(1,129,047)	671,173	59%

Net Cash (Used in) Provided by Financing Activities.   For the six months ended June 30, 2012, net cash used in financing activities was  $717,114 compared to $1,005,483 in net cash provided by financing activities for the six months ended June 30, 2011. The increase of the net cash used in financing activities was primarily due to the changes of payments of dividends, payment of short-term borrowings, proceeds from loans to related parties, employees, and other individuals, net of payments, proceeds from short-term borrowings.

Type of Proceeds	2012 (US$)	2011(US$)	Increase/(Decrease)(US$)	Percentage
Payments of dividends	-	(700,731)	700,731	100%
Proceeds from loans to related parties, employees, and other individuals, net of payments	(1,671,639)	933,845	(2,605,484)	(279)%
Proceeds from short-term borrowings	9,496,179	10,280,604	(784,425)	(8)%
Payment of short-term borrowings	(8,386,442)	(9,358,576)	972,134	10%
Proceeds from issuance of long-term borrowings, net of payments	(155,212)	(149,659)	(5,553)	4%

Loan Facilities

In China, banks usually do not provide long term loans to businesses. Most loans are short term loans (12 months or less). All of our loans with Chinese banks are for a period of twelve months. As such, each year we repay our loans and/or apply for new loans with our banks or with other banks for working capital needs. At June 30, 2012, we borrowed approximately $16.46 million from various short-term bank loans for the working capital needs. All of our bank borrowings are secured by our land and buildings and/or guaranteed by third parties. As of June 30, 2012, the Company and its subsidiaries have the following loan facilities with the following terms:

Lender	Secured	Duration	Outstanding as of June, 30 2012	Interest rates
Agricultural credit union	By third parties	1 year	1,585,070	8.640%
Agricultural credit union	Machinery and equipment	1 year	317,014	11.628%
Shanghai Pufa Development Bank	Office building and land	1 year	3,170,140	7.216%
Shanghai Pufa Development Bank	Office building and land	6 months	1,585,070	7.216%
Shanghai Pufa Development Bank	By cash deposit	6 months	2,647,067	7.900%
Shanghai Pufa Development Bank	By Beijing Annec	6 months	1,299,757	7.216%
Shanghai Pufa Development Bank	Office building and land	1 year	310,674	7.152%
China Citic Bank	By Fuchao Li	1 year	1,585,070	6.941%
China Citic Bank	By third parties	1 year	792,535	7.216%
LuoYang Bank	By third parties	1 year	3,170,140	7.872%
			$16,462,537

The Company also has a long-term bank loan with a balance of $776,684 as of June 30, 2012. The long-term loan is due on December 13, 2015, and has an interest rate of 7.152% and is secured by one of the Company’s office buildings.

Future minimum payments for the long-term loan are as follows:

Period ending June 30:
2013	$310,672
2014	310,672
2015	155,340

$776,684

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

In China, because the bank lending system is still relatively new, it is common practice for companies to enter into cross-guarantee arrangements in order to secure lines of credit with banks. During 2012, Zhengzhou Annec had agreements as a debt guarantor for seven unaffiliated companies (“Unaffiliated Companies”). We do not consolidate the Unaffiliated Companies into our financial statements. In China, companies provide guarantees to other companies in the community to assist them in getting bank loans. The guaranteed amount is approximately $12,839,000 as of June 30, 2012 compared to $9,584,000 as of December 31, 2011. In exchange, the other unaffiliated companies also act as a debt guarantor for Zhengzhou Annec. As of June 30, 2012, Zhengzhou Annec's loans guaranteed by other unaffiliated companies are approximately $6,340,000 compared to $9,427,000 as of December 31, 2011. Zhengzhou Annec has not historically incurred any losses due to such debt guarantees.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

 Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on the management's assessment and review of our financial statements and results for the quarter ended June 30, 2012 and inability to file our Form 10-Q for the quarter ended March 31, 2012 in a timely manner, we have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

We discovered information that indicated deficiencies in the controls and procedures we use to ensure that information we are required to disclose in our reports to the SEC is summarized and reported within the required periods. The material weakness we have found include: (1) lack of sufficient staff with appropriate knowledge, experience, and training in the application of U.S. GAAP, and (2) lack of an appropriate level of company qualified resources to perform internal audit properly and inability to effectively communicate its accounting policies and procedures to its accounting staff resulting in inconsistent practice. As a result of these deficiencies, we determined that our internal controls over financial reporting were not effective as of the end of the period covered by this Report.

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

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits no material agreements

Exhibit No.	Description

31.1	Certification of Officers pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Officers pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase(1)
101.FRE	XBRL Taxonomy Extension Presentation Linkbase(1)

*	Filed here with.
(1)	* XBRL Interactive Data File will be filed by amendment to this Form 10-Q within 30 days of the filing date of this Form 10-Q, as permitted by Rule 405(f)(3) of Regulation S-T

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANNEC GREEN REFRACTORIES CORPORATION

Dated: August 14, 2012	/s/ LI Jiantao
By: LI Jiantao
Its: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

