Form 10-Q/A
period 2012-06-30
Annec Green Refractories Corp
filed 2012-08-24
CIK 1501162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

 (Amendment No. 1)

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
(Do not check if smaller reporting company)

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

 Explanatory Note

Annec Green Refractories Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 14, 2012 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405(f)(3) of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Officers pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Officers pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase(1)
101.LAB	XBRL Taxonomy Extension Label Linkbase(1)
101.FRE	XBRL Taxonomy Extension Presentation Linkbase(1)

**	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Securities and Exchange Commission on August 14, 2012.
(1)	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANNEC GREEN REFRACTORIES CORPORATION

Dated: August 23, 2012	/s/ LI Jiantao
By LI Jiantao
Its: Chief Executive Officer and Chief Financial
Officer(Principal Executive Officer and Principal Financial Officer)

4