Form 10-Q
period 2012-09-30
Annec Green Refractories Corp
filed 2012-11-14
CIK 1501162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes ☒                    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to` Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☒                           No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 8, 2012, there were 19,995,701 shares of the registrant’s common stock issued and outstanding.

ANNEC GREEN REFRACTORIES CORPORATION

FORM 10-Q INDEX

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	3
	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and September 30,2011(Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and September 30, 2011(Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	31
Signature Page		32

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

ANNEC GREEN REFRACTORIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash	$942,305	$343,028
Restricted cash	2,162,824	1,571,166
Bank notes receivable	243,535	2,026,885
Accounts receivable (net of allowance of $ 652,000 and $792,000 at September 30, 2012 and December 31, 2011, respectively)	28,414,163	34,410,920
Retentions receivable	11,948,448	11,570,262
Prepaid expenses and deposits	7,852,872	10,515,009
Other receivables	4,340,997	3,815,159
Inventories	36,552,743	34,418,964
Total current assets	92,457,887	98,671,393
Long-term retentions receivable	4,138,473	4,926,856
Deposits for capital expenditure	674,657	493,402
Plant and equipment, net	16,513,102	16,480,469
Land use rights, net	2,202,322	2,225,555
Long-term investment	158,253	157,117

Total assets	$116,144,694	$122,954,792
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term loans	$18,066,150	$15,218,314
Bank notes payable	2,136,414	1,571,166
Accounts payable and accrued expenses	16,576,887	19,315,558
Advances from customers	24,153,200	29,726,898
Salaries payable	460,621	530,219
Taxes payable	2,080,843	3,301,944
Related party payables	681,658	764,461
Loans payable to employees	1,972,693	1,619,827
Loans payable to other individuals	3,648,046	6,481,374
Other payable	3,111,623	3,680,223
Total current liabilities	72,888,135	82,209,984
Deferred income	2,700,994	2,812,556
Long-term loans	697,895	923,846

Total liabilities	76,287,024	85,946,386
Commitments and contingencies (Note 13)
Stockholders’ equity:
Series A preferred stock, $0.0001 par value; 20,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 19,995,701 issued and outstanding at September 30, 2012 and December 31, 2011	2,000	2,000
Additional paid-in capital	4,046,992	4,046,992
Retained earnings	33,897,652	31,311,752
Accumulated other comprehensive income	1,911,026	1,647,662
Total stockholders’ equity	39,857,670	37,008,406
Total liabilities and stockholders’ equity	$116,144,694	$122,954,792

See accompanying notes to the unaudited condensed consolidated financial statements.

ANNEC GREEN REFRACTORIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$14,924,338	$21,284,455	$48,712,709	$58,613,778
Cost of revenues	7,972,971	11,415,483	28,675,880	34,780,715
Gross profit	6,951,367	9,868,972	20,036,829	23,833,063

Operating expenses:
Sales and marketing	3,297,129	4,288,462	9,689,346	10,926,396
General and administrative	1,352,386	1,289,033	4,280,005	3,970,995
Total operating expenses	4,649,515	5,577,495	13,969,351	14,897,391

Income from operations	2,301,852	4,291,477	6,067,478	8,935,672

Other income (expense):
Interest income	76,509	72,579	239,553	257,223
Interest expense	(968,587)	(638,521)	(3,249,458)	(2,331,305)
Other income, net	398,689	80,679	368,973	322,442
Total other expense	(493,389)	(485,263)	(2,640,932)	(1,751,640)

Income before provision for income taxes	1,808,463	3,806,214	3,426,546	7,184,032
Provision for income taxes	326,549	598,081	840,647	1,185,972
Net income	1,481,914	3,208,133	2,585,899	5,998,060

Other comprehensive income:
Foreign currency translation adjustment	(63,197)	282,103	263,364	800,698

Comprehensive income	$1,418,717	$3,490,236	$2,849,263	$6,798,758

Net income per share-basic and dilutive	$0.07	$0.16	$0.13	$0.30

Shares used in computing net income per share-basic and dilutive	19,995,701	19,995,701	19,995,701	19,995,701

See accompanying notes to the unaudited condensed consolidated financial statements.

ANNEC GREEN REFRACTORIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:

Net income	$2,585,899	$5,998,060
Adjustments to reconcile net income to net cash (used in ) provided by operating activities:
Depreciation and amortization	1,323,358	1,048,251
(Recovery)provision for bad debt	(146,246)	217,922
Loss on sale of plant and equipment	141,739	31,848
Change in assets and liabilities:
Accounts receivable, retentions, and long-term retentions receivable	6,384,124	(16,186,208)
Prepaid expenses and deposits	2,742,741	(10,334,699)
Other receivables	(499,075)	510,638
Inventories	(1,887,993)	(11,991,206)
Accounts payable and accrued expenses	(2,797,460)	12,092,207
Advances from customers	(5,798,323)	19,839,514
Salary payable	(73,555)	106,585
Tax payable	(1,247,054)	(1,396,496)
Deferred income	(132,123)	(128,112)
Other payable	(596,207)	202,389
Net proceeds (payments) from bank notes receivable	1,801,001	(3,849,275)
Net (payments) proceeds of restricted cash for issuance of bank notes	(581,261)	1,408,896
Proceeds from notes payable	554,807	2,305,564
Net cash provided by (used in) operating activities	1,774,372	(124,122)
Cash flows from investing activities:

Deposits for capital expenditure	(177,982)	127,530
Purchase of plant and equipment	(828,693)	(1,454,403)
Proceeds from sale of plant and equipment	-	79,926

Net cash used in investing activities	(1,006,675)	(1,246,947)
Cash flows from financing activities:
Payments of dividends		(705,276)
Proceeds from loans to related parties, employees, and other individuals, net of payments	(2,631,754)	2,689,031
Proceeds from short-term borrowings	15,677,261	11,523,202
Payment of short-term borrowings	(12,934,929)	(12,906,540)
Proceeds from issuance of long-term borrowings, net of payments	(233,019)	(225,945)

Net cash (used in) provided by financing activities	(122,441)	374,472

Net increase (decrease) in cash	645,256	(996,597)
Effect of exchange rate changes	(45,979)	3,007
Cash at beginning of period	343,028	1,504,971
Cash at end of period	$942,305	$511,381
Supplementary disclosure of cash flow information
Noncash investing activities:
Reduction of accounts payable through disposal of plant and equipment	85,695	42,576
Reduction of accounts receivable through purchase of plant and equipment	548,527

Cash paid during the period
Interest	1,143,816	1,959,534
Income taxes	462,722	622,718

See accompanying notes to the unaudited condensed consolidated financial statements.

ANNEC GREEN REFRACTORIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation and Description of the Company

The accompanying unaudited condensed consolidated financial statements of Annec Green Refractories Corporation (the Company) have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information in pursuant to the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. The financial information for December 31, 2011 has been derived from the consolidated audited financial statements included in our annual report filed on Form 10-K with the SEC for the year ended December 31, 2011.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission (SEC) on April 25, 2012. The results of operations for the nine-month period ended September 30, 2012 are not necessarily indicative of the results for the year ending December 31, 2012 or any other interim period. The accompanying condensed consolidated financial statements include all wholly-owned subsidiaries and all subsidiaries over which the Company exercises the power and control to direct activities significantly impacting financial performance. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the current period presentation.

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

ANNEC GREEN REFRACTORIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation and Description of the Company, continued

The consolidated financial statements following unaudited combined condensed consolidated financial statements have been prepared with the effect of the merger of China Green and E-Band Media, Inc. as a reverse acquisition of assets and a recapitalization in accordance with accounting principles generally accepted in the United States. For accounting purposes, China Green was considered to be the acquirer of E-Band Media, Inc. in the merger and E-Band Media, Inc. did not meet the definition of a business in accordance with ASC Topic 805-10, Business Combinations, because E-Band Media, Inc. had no material assets or liabilities at the time of closing of the merger and these assets and liabilities did not constitute a business pursuant to ASC Topic 805. Consequently, all of the assets and liabilities of E-Band Media, Inc. were reflected in the financial statements at their respective fair values and no goodwill or other intangibles were recorded as part of acquisition accounting, and the cost of the merger was measured at net assets acquired.

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

Beijing Annec’s primary business is to design and build blast furnaces and hot air stoves. Beijing Annec acts as a general contractor and has outside construction companies serve as sub-contractors. Beijing Annec also derives revenue from technology research and development, graphic design, production, engineering and technical consulting, and sales of building material.

2.	Summary of Significant Accounting Policies

Significant Estimates

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

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based on an estimate of the amounts that may be uncollectible. On a monthly basis, the Company examines all significant past due amounts. The Company considers the age of the receivable, the financial standing and credit rating of the customer, and the history of payments or guarantee of payment made by the customer. Many of the Company’s contracts are with large Chinese government-backed organizations with an excellent but slow payment history. Normal payment terms for custom contract sales are: (i) 30% of the contract price as advanced payment after signing of the contract which is used to buy materials and production; (ii) 30% of the contract price will be collected when production is finished and goods are inspected by the customer; (iii) 30% of the contract price will be received after the completion of refractory installation and testing by the customer; and (iv) the final installment of 10% retentions are usually due one to two years after the hot air stove is put into service to allow for quality guarantee. Such retentions are presented as retentions receivable or long-term retentions receivable on the consolidated balance sheets.

Estimated warranty costs, if material, are accrued at the time of sales. Such costs have not been material to date.

Concentration of Credit and Other Risks

Financial instruments which are potentially subject to concentrations of credit risk consist principally of cash, restricted cash, bank notes receivable, accounts receivable and other receivables. The Company holds all of its bank deposits with banks in China. In China, there is no equivalent federal deposit insurance as in the United States; as such, these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through September 30, 2012. In an effort to mitigate any potential risk, the Company periodically evaluates the credit quality of the financial institutions which hold the bank deposits and the Company holds its cash in multiple banks supported by the local and Central Government of the PRC.

ANNEC GREEN REFRACTORIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	Summary of Significant Accounting Policies, continued

The Company does not require collateral or other security to support the trade receivables. The Company is exposed to credit risk in the event of nonpayment by customers to the extent of amounts recorded on the balance sheet. One customer accounted for 24% and 25% of our trade receivables balance as of September 30, 2012 and December 31, 2011 respectively. An additional customer accounted for 15% and 16% of the Company’s trade receivables balance as of September 30, 2012 and December 31, 2011 respectively.

Two customers individually accounted for 25% and 15% of our revenue for the three months ended September 30, 2012, and two customers individually accounted for 38% and 13% of our revenue for the three months ended September 30, 2011, respectively. Two customers individually accounted for 26%, and 13% of our revenue for the nine month periods ended September 30, 2012. One customer individually accounted for 30% of our revenue in the nine month periods ended September 30, 2011.

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environment in the PRC. The Chinese Government controls its foreign currency reserves through restrictions on imports and conversion of Renminbi (RMB) into foreign currency. During January 2008 to September 2012, the exchange rate between RMB and U. S. Dollars (USD) has fluctuated from USD $1.00 to RMB 7.3141 and USD $1.00 to RMB 6.3190, respectively. There can be no assurance that the exchange rate will remain stable. The Renminbi could appreciate or depreciate against the U ..S .Dollar. The Company’s financial condition and results of operations may also be affected by changes in the value of certain currencies other than the Renminbi in which its earnings and obligations are denominated.

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

Repairs and maintenance costs are expensed as incurred. Gains or losses on disposals are included in other expense.

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

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company, including long-term investments, are reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be recoverable (carrying amount exceeds the gross, undiscounted cash flows from use and disposition), then an impairment loss is recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s or asset group’s fair value. Through September 30, 2012, there were no impairments of long-lived assets.

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

Government Assistance

The Company is currently the beneficiary of government grants that are generally intended to be used towards capital technology improvement with the end goal of increased production and energy efficiency. These grants are recorded as deferred income in the liabilities section of the balance sheet when cash is received and are accreted into non-operating income over the life of the asset, to the extent that the grant is related to an asset. For grants not related to any assets in certain cases, the Company records non-operating income when earned. The government grant income included in other income amounted to approximately $178,454 and $51,040 for the three month periods ended September 30, 2012 and 2011, respectively, and approximately $266,861 and $191,246 for the nine month periods ended September 30, 2012 and 2011.

Foreign Currency Translation

The accompanying financial statements are presented in United States Dollars. The functional currency of the Company is the Renminbi, the official currency of the PRC. Capital accounts of the financial statements are translated into United States Dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rates for the periods ended September 30, 2012 and 2011. Items in the Company’s consolidated statement of cash flows are translated using a weighted average exchange rate, which approximates the exchange rate in effect at the time of the cash flows. For all periods reported, there were no transactions outside the PRC; thus, all of our transactions are in RMB, our functional currency. Currency translation adjustments from translation to U.S. Dollars for financial reporting purposes are recorded in other comprehensive income (loss) as a component of equity.

ANNEC GREEN REFRACTORIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	Summary of Significant Accounting Policies, continued

A summary of the conversion rates for the periods presented is as follows:

	Three Months Ended		December
	September 30,		31,
	2012	2011	2011

Period end RMB: U.S. Dollar exchange rate	6.3190	6.4018	6.3647

Average RMB: U.S. Dollar exchange rate	6.3200	6.4231	6.4735

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

ANNEC GREEN REFRACTORIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	Summary of Significant Accounting Policies, continued

Sales Returns Allowance

The Company estimates future product returns related to current period product revenue. The Company analyzes historical returns, and changes in customer demand and acceptance of the Company’s products when evaluating the adequacy of the sales returns allowance. Significant management judgment and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. Material differences may result in the amount and timing of the Company’s revenue for any period if management made different judgments or utilized different estimates. Based on the Company’s analysis, the Company did not record any provision for sales returns as of September 30, 2012 and 2011.

Shipping and Handling Costs

Shipping and handling costs billed to customers are recorded net of the amount collected. Shipping and handling expense included in selling expenses amounted to $647,066 and $1,532,903 for the three month periods ended September 30, 2012 and 2011, respectively, and $1,420,191 and $4,642,913 for the nine month periods ended September 30, 2012 and 2011, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company adopted accounting policies in accordance to U.S. GAAP as its basis for computing the current income tax provision. Therefore, there were no significant deferred tax assets or liabilities during the quarter ended September 30, 2012 and 2011.

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

ANNEC GREEN REFRACTORIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	Summary of Significant Accounting Policies, continued

Reclassification

Certain amounts reported in the 2011 consolidated statement of cash flows have been reclassified to conform to the 2012 presentation. The Company determined that the net change in bank notes receivable and payable should be reclassified from investing and financing activities, respectively, to operating activities, because such receivables and payables arise directly in connection with the sale of products and purchases of raw materials. The net change in restricted cash used to secure the related payables has also been reclassified from financing activities to operating activities. As a result of the reclassifications, net cash provided by operating activities decreased by $135,000, net cash used in investing activities decreased by $2,440,000, and net cash provided by financing activities decreased by $2,305,000 from the amounts previously presented in the September 30, 2011 statement of cash flows. There was no impact to the Company’s September 30, 2012 consolidated balance sheet or statement of operations and no impact to the net decrease in cash for the period ended September 30, 2012.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, comprehensive income (Topic 220): Presentation of Comprehensive Income. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under the amendments to Topic 220, Comprehensive Income, in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this Update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this standard on January 1, 2012. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U. S. GAAP and IFRSs. The amendments in this Update are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs). The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The amendments in this Update are to be applied prospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this standard on January 1, 2012. The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

ANNEC GREEN REFRACTORIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	Retentions Receivable and Long-term Retentions Receivable

The Company enters into sales contracts with customers whereas there is a retainage provision in which the customer can retain a portion of the payment, generally 10% of the contract price, until the completed stoves or refractory materials sold by the Company have been demonstrated to be of good quality. The retention period is usually one to two years from the date the stoves are placed into service. The current portion on the Balance Sheet represents amounts due within a year. The long-term portion represents the amount that are due over two years or that is already over a year old.

The following table shows the components of retentions receivable from long-term contracts:

	September 30, 2012		December 31, 2011
	Retentions receivable	Long-term retention receivable	Retentions receivables	Long-term retention receivables

Chinese government or province owned customers:
Amounts billed and due	$401,724	$1,089,846	$794,088	$3,368,750
Amounts billed and not due	6,248,626	1,365,023	6,113,772	87,671
	6,650,350	2,454,869	6,907,860	3,456,421
Commercial customers:
Amounts billed and due	345,693	872,120	178,392	1,470,435
Amounts billed and not due	4,952,405	811,484	4,484,010	-
	5,298,098	1,683,604	4,662,402	1,470,435
Total	$11,948,448	$4,138,473	$11,570,262	$4,926,856

The balances billed but not due by customers pursuant to retainage provisions in contracts will generally be due one year after the blast furnaces or hot air stoves are placed in service by the customers. Based on the Company’s historical experience with similar contracts, all such retention amounts are expected to be collectible, and accordingly, no allowance has been recorded.

4.	Other Receivables

The components of the Company’s other receivables are as follows:

	September 30,	December 31,
	2012	2011

Other receivables–individuals and employees	$2,284,504	$1,713,371
Other receivables–companies	1,081,245	1,097,453
Security deposits	975,248	1,004,335
Total other receivables	$4,340,997	$3,815,159

ANNEC GREEN REFRACTORIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	Other Receivables, continued

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

5.	Inventories

The components of the Company’s inventories are as follows:

	September 30,	December 31,
	2012	2011

Raw materials	$3,452,167	$4,100,556
Work in process	292,474	692,465
Finished goods	32,808,102	29,625,943
Total inventories	$36,552,743	$34,418,964

6.	Plant and Equipment, net

The components of the Company’s plant and equipment are as follows:

	September 30,	December 31,
	2012	2011

Plant and buildings	$14,856,236	$14,352,338
Machinery and equipment	4,659,370	4,499,602
Vehicles	2,235,565	1,763,312
Others	535,909	462,897
	22,287,080	21,078,149
Less accumulated depreciation	(5,773,978)	(4,597,680)
Total plant and equipment, net	$16,513,102	$16,480,469

Depreciation expense related to property and equipment was $422,974 and $349,201 for the three month periods ended September 30, 2012 and 2011, respectively, and was $1,283,965 and $1,009,377 for the nine month periods ended September 30, 2012 and 2011, respectively. The Company recorded a gain on sale of property and equipment of $0 and $2,852 for the three month periods ended September 30, 2012 and 2011, respectively, and a loss of $141,739 and $31,848 for the nine month periods ended September 30, 2012 and 2011, respectively.

ANNEC GREEN REFRACTORIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	Land Use Rights, net

The components of the Company’s land use rights are as follows:

	Estimated
	Remaining	September 30,	December 31,
	Life	2012	2011
Land use rights	47.1 years	$2,331,129	$2,314,389
Less accumulated amortization		(128,807)	(88,834)
Total land use rights, net		$2,202,322	$2,225,555

Amortization expense related to land use rights was $11,642 and $11,455 for the three month periods ended September 30, 2012 and 2011, respectively, and $39,393 and $38,874 for the nine month periods ended September 30, 2012 and 2011, respectively. The difference between the amortization expense and accumulated amortization is due to exchange rate differences as we translate expense using an average exchange rate for the fiscal year and translate the accumulated amortization using the fiscal year end exchange rate.

Amortization of land use rights attributable to future periods is as follows:

Period ending September 30:
2013	$46,758
2014	46,758
2015	46,758
2016	46,758
2017	46,758
Thereafter	1,968,532

$2,202,322

8	Short-Term Loans

The components of the Company’s short-term loans are as follows:

September 30,	December 31,
2012	2011

$18,066,150	$15,218,314

At September 30, 2012, the Company has eleven loans with six different banks that are due within one year. The weighted average interest rates are 7.668% and 7.505% for the nine month periods ended September 30, 2012 and 2011. Seven of the short-term loans (with an outstanding balance of $11,584,000 at September 30, 2012) are guaranteed by third parties, Beijing Annec or Fuchao Li, the Company’s Chairman. Four of the loans (with an outstanding balance of $6,482,000 at September 30, 2012) are collateralized by the Company’s office building, land use rights, or machinery and equipment.

ANNEC GREEN REFRACTORIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Bank Notes Payable

The components of the Company’s bank notes payable are as follows:

September 30,	December 31,
2012	2011

$2,136,414	$1,571,166

Bank notes payable represent bank notes paid to the Company’s vendors for purchase of inventory. At September 30, 2012, the Company had bank notes payable with two different banks with maturity dates of nine months. All are noninterest-bearing notes. The notes payable require cash to be held in reserve of 100% of the total outstanding notes payable balance. Cash held by the bank as a collateral is included in restricted cash.

10.	Long-Term Loan

The Company’s long-term loan is as follows:

September 30,	December 31,
2012	2011

$697,895	$923,846

The long-term loan is due on December 13, 2015, and has an interest rate of 7.152% and is secured by one of the Company’s office buildings.

Future minimum payments for the long-term loan are as follows:

Period ending September 30:
2013	$310,176
2014	310,176
2015	77,543

$697,895

11.	Related Party Transactions

At September 30, 2012, the Company had loans payable to the Chairman (Fuchao Li), and a minority shareholder (Yinling Fan) of the Company. The Company and the owners have not signed notes, there are no specific due dates, and no interest is paid on the loans. Money is transferred between the owners and the Company mainly for cash flow purposes. The amounts loaned to the Company are short-term in nature. The following amounts were payable to the owners as of September 30, 2012 and December 31, 2011:

ANNEC GREEN REFRACTORIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	Related Party Transactions, continued

	September 30,	December 31,
	2012	2011

Fuchao Li	$488,590	$572,779
Yinling Fan	193,068	191,682

	$681,658	$764,461

During nine months ended September 30, 2012, the Company repaid $84,189 to Fuchao Li. There was no other activity in these payables during the nine months ended September 30, 2012.

12.	Income Taxes

The Company is subject to applicable local tax statutes and is governed by the Income Tax Law of the PRC and local income tax laws (the “PRC Income Tax Law”).

Zhengzhou Annec qualified as a hi-tech corporation and was accorded certain tax incentives for said designation. Accordingly, Zhengzhou Annec was subject to tax at a statutory rate of 15% for the three and nine month ended September 30, 2012 and 2011. Zhengzhou Annec will become subject to a rate of 25% after 2012 unless Zhengzhou Annec applies for and receives a further tax holiday for the succeeding five years.

Beijing Annec is subject to taxes at a statutory rate of 25%.

13.	Commitments and Contingencies

Third Party Guarantees

The Company entered into agreements as a debt guarantor during 2012 for four third parties. The maximum guaranteed amount is $15,984,000. The total outstanding borrowings by these parties were approximately $12,818,000 as of September 30, 2012.

These parties also acted as debt guarantors for the Company during 2012 with a maximum guaranteed amount of $14,243,000. As of September 30, 2012, the Company’s loans guaranteed by these parties were approximately $9,495,000. The Company has not historically incurred any losses due to such debt guarantees. Additionally, the Company has determined that the difference between fair value and the carrying amount of the guarantees is immaterial.

Leases

The Company leases one factory and one office building under non-cancelable operating leases with the third parties through April 1, 2014 and May 31, 2013, respectively. Rent expense included in general and administrative expense is $67,093 and $18,259 for the three months end September 30, 2012 and 2011, and $232,694 and $77,807 for the nine months ended September 30, 2012 and 2011. A summary of future minimum lease payments as of September 30, 2012 is presented below.

ANNEC GREEN REFRACTORIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13.	Commitments and Contingencies, continued

Minimum
Lease
Payments
Year ending September 30:
2013	$250,729
2014	131,086

$381,815

14.	Segment Reporting

The Company operates in two reportable segments: Zhengzhou Annec and Beijing Annec. The Zhengzhou Annec segment manufactures and sells a variety of refractory bricks and kits of pre-assembled hot-air ovens. The Beijing Annec segment designs and builds blast furnaces and hot-air stoves on a contract basis and uses subcontractors throughout the construction process.

All revenues are related to end customers in China.

Information on reportable segments for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Zhengzhou Annec	$14,924,338	$21,284,455	$48,712,709	$53,037,417
Beijing Annec	-		-	5,576,361
Total	14,924,338	21,284,455	48,712,709	58,613,778
Cost of revenues:
Zhengzhou Annec	7,972,971	11,415,483	28,675,880	29,945,925
Beijing Annec	-	-	-	4,834,790
Total	7,972,971	11,415,483	28,675,880	34,780,715
Operating expenses:
Zhengzhou Annec	4,532,778	5,476,900	12,917,427	14,088,156
Beijing Annec	116,737	100,595	1,051,924	809,235
Total	4,649,515	5,577,495	13,969,351	14,897,391
Income from operations	$2,301,852	$4,291,477	$6,067,478	$8,935,672

	September 30,	December 31,
	2012	2011
Plant and equipment, net:
Zhengzhou Annec	$13,304,912	$13,177,027
Beijing Annec	3,208,190	3,303,442
Total identifiable assets	$16,513,102	$16,480,469

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

Reclassification

Certain amounts reported in the 2011 consolidated statement of cash flows have been reclassified to conform to the 2012 presentation. The Company determined that the net change in bank notes receivable and payable should be reclassified from investing and financing activities, respectively, to operating activities, because such receivables and payables arise directly in connection with the sale of products and purchases of raw materials. The net change in restricted cash used to secure the related payables has also been reclassified from financing activities to operating activities. As a result of the reclassifications, net cash provided by operating activities decreased by $135,000, net cash used in investing activities decreased by $2,440,000, and net cash provided by financing activities decreased by $2,305,000 from the amounts previously presented in the September 30, 2011 statement of cash flows. There was no impact to the Company’s September 30, 2012 consolidated balance sheet or statement of operations and no impact to the net decrease in cash for the period ended September 30, 2012.

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

Accounts Receivable

Accounts receivable are reported at net realizable value. We have established an allowance for doubtful accounts based on an estimate of the amounts that may be uncollectible. On a monthly basis, we examine all significant past due amounts. We consider the age of the receivable, the financial standing and credit rating of the customer, and the history of payments or guarantee of payment made by the customer. Many of our contracts are with large Chinese government-backed organizations with an excellent but slow payment history. Normal payment terms for custom contract sales are: (i) 30% of the contract price as advanced payment after signing of the contract which is used to buy materials and production; (ii) 30% of the contract price will be collected when production is finished and goods are inspected by the customer; (iii) 30% of the contract price will be received after the completion of refractory installation and testing by the customer; and (iv) the final installment of 10% (retentions) is usually due one or two years after the stove is put into service to allow for quality guarantee. Such retentions are presented as retentions receivable or long-term retentions receivable on the consolidated balance sheets.

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

Shipping and Handling Costs

Shipping and handling costs billed to customers are recorded net of the amount collected. Shipping and handling expense included in sales and marketing expenses amounted to $ 647,066 and $ 1,532,903 for the three months ended September 30, 2012, and 2011, respectively, and $ 1,420,191 and $ 4,642,913 for the nine months ended September 30, 2012 and 2011, respectively.

Results of Operations

Comparison for the Three Months ended September 30, 2012 and 2011

	Three Months Ended September 30
		As % of		As % of
Statements of Operations Data	2012	Revenues	2011	Revenues
Revenues	$14,924,338	100%	$21,284,455	100%
Cost of Revenues	7,972,971	53%	11,415,483	54%
Gross Profit	6,951,367	47%	9,868,972	46%
Operating Expenses:
Sales and marketing	3,297,129	22%	4,288,462	20%
General and administrative	1,352,386	9%	1,289,033	6%
Total other expense	493,389	4%	485,263	2%
Income before provision for income taxes	1,808,463	12%	3,806,214	18%
Provision for income taxes	326,549	2%	598,081	3%
Net income	$1,481,914	10%	$3,208,133	15%

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

Segments	September 30, 2012	% of Revenue	September 30, 2011	% of Revenue
Zhengzhou Annec	$14,924,338	100%	$21,284,455	100%
Beijing Annec	-	-	-	-
Total	$14,924,338	100%	$21,284,455	100%

Revenues for the three months ended September 30, 2012 was $14,924,338 compared to $21,284,455 for the three months ended September 30, 2011. Revenues for the three months ended September 30, 2012 decreased by $6,360,117 or by 30%, primarily as a result of decrease in sales in Zhengzhou Annec and no revenues from Beijing Annec. The Company did not have any revenues from Beijing Annec because no projects were completed during the three months ended September 30, 2012 and September 30, 2011. Beijing Annec currently has one project in process. Revenues for Zhengzhou Annec for the three months ended September 30, 2012, decreased by $6,360,117 or 30% to $14,924,338 from $21,284,455 for the three months ended September 30, 2011. The decrease in sales of refractory products by Zhengzhou Annec was mainly due to a decrease in the number of orders. The following table shows product sales of Zhengzhou Annec from existing and new customers during the three months ended September 30, 2012:

Type of Customers’ Sales	Amount (US$)

Existing customers	$11,970,434

New customers	$2,953,904

Cost of Revenue

Cost of revenue was $7,972,971 and $11,415,483 for the three months ended September 30, 2012 and 2011, respectively. Cost of revenue for the three months ended September 30, 2012 decreased by $ 3,442,512 or by 30%.  Stated as a percentage of revenues, the cost of revenue for the three months ended September 30, 2012 was 53% compared to 54% for the three months ended September 30, 2011. Cost of revenue related to Zhengzhou Annec for the three months ended September 30, 2012 decreased by $3,442,512, or 30% to $7,972,971 from $11,415,483 for the same period in 2011. The decrease in cost of revenue was primarily a result of decrease in sales in Zhengzhou Annec and no sales in Beijing Annec for the three months ended September 30, 2012.

Operating Expenses

General and Administrative.  General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with facilities, and other administrative expenses. General and administrative expenses were $1,352,386 and $1,289,033 for the three months ended September 30, 2012 and 2011, respectively. There was an increase of $63,353 or 5%, as a result of an increase in expenses associated with being a reporting Company.

Sales and Marketing Expenses.   Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and travel, advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses were $3,297,129 and $4,288,462 for the three months ended September 30, 2012 and 2011, respectively. The decrease of $991,333, or 23%, in sales and marketing expense was due to decreased revenue and variable cost like shipping expense, packaging expense and traveling expense.

Total Other Expense.   The total other expense was $493,389 and $485,263 for the three months ended September 30, 2012 and 2011, respectively. The increase of $8,126, or 2%, in total other expense was primarily attributable to recognition of a government grant in the three months ended September 30, 2011 and there was a government grant in the same period as of September 30, 2012, and an decrease in other expense as detailed in the following table:

	Three Months End
	September 30,	September 30,
	2012	2011
Other income (expense):
Interest income	$76,509	$72,579
Interest expense	(968,587)	(638,521)
Other income (expense), net	398,689	80,679
Total Other expense	$(493,389)	$(485,263)

Comparison for the Nine Months ended September 30, 2012 and 2011

	Nine Months Ended September 30
		As % of		As % of
Statements of Operations Data	2012	Revenues	2011	Revenues
Revenues	$48,712,709	100%	$58,613,778	100%
Cost of Revenues	28,675,880	59%	34,780,715	59%
Gross Profit	20,036,829	41%	23,833,063	41%
Operating Expenses:
Sales and marketing	9,689,346	20%	10,926,396	19%
General and administrative	4,280,005	9%	3,970,995	7%
Total other expense	2,640,932	5%	1,751,640	3%
Income before provision for income taxes	3,426,546	7%	7,184,032	12%
Provision for income taxes	840,647	2%	1,185,972	2%
Net income	$2,585,899	5%	$5,998,060	10%

Segments	September 30, 2012	% of Revenue	September 30, 2011	% of Revenue
Zhengzhou Annec	$48,712,709	100%	$53,037,417	90%
Beijing Annec	-	-	5,576,361	10%
Total	$48,712,709	100%	$58,613,778	100%

Revenues for the nine months ended September 30, 2012 was $48,712,709 compared to $58,613,778 for the nine months ended September 30, 2011. Revenues for the nine months ended September 30, 2012 decreased by $9,901,069, or by 17%, primarily as a result of a decrease in sales and new orders by Zhengzhou Annec and no revenues from Beijing Annec. There were no revenues generated by Beijing Annec because it did not complete any projects during the nine months ended September 30, 2012. Beijing Annec currently has one project in process. Revenues for Zhengzhou Annec for the nine month ended September 30, 2012 decreased by $4,324,708 or 8%, to $48,712,709 from $53,037,417 for the nine months ended September 30, 2011. The decrease in sales of refractory products by Zhengzhou Annec was mainly due to a decrease in number of orders in the nine months ended September 30, 2012. The following table shows product sales of Zhengzhou Annec from existing and new customers during the nine months ended September 30, 2012:

Type of Customers’ Sales	Amount (US$)

Existing customers	$45,713,673

New customers	$2,999,036

Cost of Revenue

Cost of revenue was $28,675,880 and $34,780,715 for the nine months ended September 30, 2012 and 2011, respectively. Cost of revenue for the nine months ended September 30, 2012 decreased by $6,104,835 or 18%. Stated as a percentage of revenues, the cost of revenue for the nine months ended September 30, 2012 was the same as 59% for the nine months ended September 30, 2011. Cost of revenue related to Zhengzhou Annec for the nine months ended September 30, 2012 decreased by $1,270,045 or 4% to $28,675,880 from $29,945,925 for the same period in 2011. The decrease in cost of revenue of Zhengzhou Annec was primarily attributable to the decrease of sales for the same proportion. The total cost of revenue decreased because there was no revenue in Beijing Annec for the nine months ended September 30, 2012.

Operating Expenses

General and Administrative.  General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with facilities, and other administrative expenses.  General and administrative expenses were $4,280,005 and $3,970,995 for the nine months ended September 30, 2012 and 2011, respectively. The increase of $309,010 or 8% in general and administrative expense was primarily due to an increase in salaries of managements.

Sales and Marketing Expenses.  Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and travel, advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses were $9,689,346 and $10,926,396 for the nine months ended September 30, 2012 and 2011, respectively. The decrease of $1,237,050 or 11%, in sales and marketing expense was due to decreased revenue and variable cost like shipping expense, packaging expense and traveling expense.

Total Other Expense.  The total other expense was $2,640,932 and $1,751,640 for the nine months ended September 30, 2012 and 2011, respectively.  The increase of $889,292, or 51%, in total other expense was primarily due to increase in interest expense for increased loans and increase in other expense as detailed in the following table:

	September 30,	September 30,
	2012	2011
Other income (expense):
Interest income	$239,553	$257,223
Interest expense	(3,249,458)	(2,331,305)
Other income (expense), net	368,973	322,442
Total other expense	$(2,640,932)	$(1,751,640)

Liquidity and Capital Resources

We had retained earnings of $33,897,652 and $31,311,752 as of September 30, 2012 and December 31, 2011 respectively.

As of September 30, 2012, we had cash and restricted cash of $3,105,129 and total current assets of $92,457,887 compared to cash and restricted cash of $1,914,194 and total current assets of $98,671,393 as of December 31, 2011. Restricted cash is used to secure bank notes payable. The guaranteed percentage at September 30, 2012 was 100% compared to 100% at December 31, 2011.

As of September 30, 2012, we had accounts receivable $28,414,163, representing 31% of our total current assets compared to $34,410,920, representing 35% of total current assets as of December 31, 2011. Accounts receivable had decreased $5,996,751 or 17% because of the collection of accounts receivable and 18% decrease of total revenue.

Our total liabilities as of September 30, 2012 were $76,287,024 compared to $85,946,386 at December 31, 2011. The decrease of $9,659,362 or 11% was a result of decrease in advances from customers, loans payables to other individuals, accounts payables and accrued expenses, taxes payable, and other payable.

We generally require 30% of contract price as advanced payment after we sign contract which is used to buy materials and production. 30% of contract price will be collected when we finished production and inspected by customer. These two 30% pieces of the contract price are the main components of our advances from customer. 30% of contract price will be received after the refractory installation is finished and tested by client. The final installment of 10% is due one or two years after the stove is used to allow for quality guarantee. The last 30% and 10% are the main components of our accounts receivable. As our business is contract-based sale, differentiations exist between contracts signed by different customer.

As of September 30, 2012 we had working capital of $19,569,752, compared to working capital of $16,461,409 as of December 31, 2011.  We believe our cash and accounts receivable are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months. However, to develop new product and expand our market, we need improve our cash support, we must obtain additional short-term and long term loans from bank and/or- raise additional capital by the sale of our securities in order to implement our strategic growth plans which include increasing our product line, promoting our design and engineering services, improving our products, and the potential acquisitions of mines and other refractory companies.

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

Below is a summary of our cash flow:

Net Cash Provided by (Used in) Operating Activities. For the nine months ended September 30, 2012, net cash provided by operating activities was $1,774,372 compared to cash used in operating activities of $124,122 for the nine months ended September 30, 2011. The increase in net cash provided by operating activities for the nine months ended September 30, 2012 was primarily due to changes in net inome, prepaid expenses and deposits, account receivable, retentions receivable and long term retentions receivable, advances from customers, inventories, account payable and accrued expenses, restricted cash for issuance of bank notes payable, net proceeds from bank notes receivable and other receivable, and proceeds from notes payable, as set forth below:

Items	2012 (US$)	2011 (US$)	Increase /(Decrease)(US$)	Percentage
Net Income	2,585,899	5,998,060	(3,412,161)	(56.89)%
Prepaid expenses and deposits	2,742,741	(10,334,699)	13,077,440	126.54%
Accounts receivable, retentions receivable, and long term retentions receivable	6,384,124	(16,186,208)	22,570,332	139.44%
Advances from customers	(5,798,323)	19,839,514	(25,637,837)	(129.23)%
Inventories	(1,887,993)	(11,991,206)	10,103,213	84.26%
Account payable and accrued expenses	(2,797,460)	12,092,207	(14,889,667)	(123.13)%
Net (payments) proceeds of restricted cash for issuance of bank notes payable	(581,261)	1,408,896	(1,990,157)	(141.26)%
Net proceeds (payments) from bank notes receivable	1,801,001	(3,849,275)	5,650,276	146.79%
Other receivables	(499,075)	510,638	(1,009,713)	(197.74)%
Proceeds from notes payable	554,807	2,305,564	(1,750,757)	(75.94)%

New Cash Used in Investing Activities.   For the nine months ended September 30, 2012, net cash used in investing activities was $1,006,675, compared to net cash used in investing activities of $1,246,947, for the nine months ended September 30, 2011. The increase of net cash used in investment activities for nine months ended September 30, 2012 was primarily due to the increase of purchase of plant and equipment, and deposits in capital expenditures.

Items	2012 (US$)	2011 (US$)	Increase/(Decrease)(US$)	Percentage
Deposits for capital expenditure	(177,982)	127,530	(305,512)	(239.56)%
Purchase of plant and equipment	(828,693)	(1,454,403)	625,710	43.02%

Net Cash (Used in) Provided by Financing Activities.   For the nine months ended September 30, 2012, net cash used in financing activities was $122,441 compared to $374,472 in net cash provided by financing activities for the nine months ended September 30, 2011. The decrease of the net cash used in financing activities was primarily due to the changes of payments of dividends, payment of short-term borrowings, proceeds from loans to related parties, employees, and other individuals, net of payments, proceeds from short-term borrowings.

Type of Proceeds	2012 (US$)	2011(US$)	Increase/(Decrease)(US$)	Percentage
Payments of dividends	0	(705,276)	705,276	100.00%
Proceeds from loans to related parties, employees, and other individuals, net of payments	(2,631,754)	2,689,031	(5,320,785)	(197.87)%
Proceeds from short-term borrowings	15,677,261	11,523,202	4,154,058	36.05%
Payment of short-term borrowings	(12,934,929)	(12,906,540)	(28,389)	(0.22)%
Proceeds from issuance of long-term borrowings, net of payments	(233,019)	(225,945)	(7,074)	(3.13)%

Loan Facilities

In China, banks usually do not provide long term loans to businesses. Most loans are short term loans (12 months or less). All of our loans but one with Chinese banks are within twelve months. As such, each year we repay our loans and/or apply for new loans with our banks or with other banks for working capital needs. At September 30, 2012, we borrowed approximately $18.07 million from various short-term bank loans for the working capital needs. All of our bank borrowings are secured by our land and buildings and/or guaranteed by third parties. As of September 30, 2012, the Company and its subsidiaries have the following loan facilities with the following terms:

Lender	Secured	Duration	Outstanding as of September, 30 2012	Interest rates
Agricultural credit union	By third parties	1 year	1,582,529	8.640%
Agricultural credit union	Machinery and equipment	1 year	1,424,276	12.312%
Shanghai Pufa Development Bank	Office building and Land	1 year	3,165,058	6.600%
Shanghai Pufa Development Bank	Office building and Land	6 months	1,582,529	6.600%
Shanghai Pufa Development Bank	By Beijing Annec	6 months	1,297,674	7.216%
Shanghai Pufa Development Bank	Office building	1 year	310,175	7.152%
China Citic Bank	By third parties	1 year	1,582,529	6.941%
China Citic Bank	By Fuchao Li	1 year	791,264	7.216%
China Guangfa Bank	By third parties	1 year	1,582,529	7.200%
China Merchants Bank	By third parties	1 year	1,582,529	7.200%
LuoYang Bank	By third parties	1 year	3,165,058	7.872%
			$18,066,150

The Company also has a long-term bank loan with a balance of $697,895 as of September 30, 2012. The long-term loan is due on December 13, 2015, and has an interest rate of 7.152% and is secured by one of the Company’s office buildings.

Future minimum payments for the long-term loan are as follows:

Period ending September 30:
2013	$310,176
2014	310,176
2015	77,543

$697,895

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

In China, because the bank lending system is still relatively new, it is common practice for companies to enter into cross-guarantee arrangements in order to secure lines of credit with banks. During 2012, Zhengzhou Annec had agreements as a debt guarantor for four unaffiliated companies (“Unaffiliated Companies”). We do not consolidate the Unaffiliated Companies into our financial statements. In China, companies provide guarantees to other companies in the community to assist them in getting bank loans. The guaranteed amount is approximately $ 15,984,000 as of September 30, 2012 compared to $9,584,000 as of December 31, 2011. In exchange, the other unaffiliated companies also act as a debt guarantor for Zhengzhou Annec. As of September 30, 2012, Zhengzhou Annec’s loans guaranteed by other unaffiliated companies are approximately $ 14,243,000 compared to $9,427,000 as of December 31, 2011. Zhengzhou Annec has not historically incurred any losses due to such debt guarantees.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on the management’s assessment and review of our financial statements and results for the quarter ended September 30, 2012 and inability to file our Form 10-Q for the quarter ended March 31, 2012 in a timely manner, we have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

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

Remediation Plan

We intend to continue to devote resources to remediating, improving and documenting our disclosure controls and procedures and internal controls and procedures, including actively recruiting a new chief financial officer with US GAAP and SEC reporting experience, additional accounting and finance staff, and consultants to assist with these functions, and implementing additional financial and management controls, reporting systems and procedures. In connection with our remediation efforts, in the second quarter of this fiscal year, we engaged a consulting firm to assist the company. These measures may not ensure the adequacy of our internal controls over our financial processes and reporting in the future.

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

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Officers pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Officers pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase (1)
101.FRE	XBRL Taxonomy Extension Presentation Linkbase (1)

*	Filed herewith.
(1)	*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANNEC GREEN REFRACTORIES CORPORATION

Dated: November 14, 2012	/s/ LI Jiantao
By: LI Jiantao
Its: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

