Form 10-K
period 2012-12-31
Annec Green Refractories Corp
filed 2013-04-01
CIK 1501162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes   ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of registrant’s common stock outstanding as of March 23, 2013  was 19,995,701.

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

•	the “Company,” “we,” “us,” and “our” refer to the combined business of Annec Green Refractories Corporation, formerly E-Band Media, Inc., a Delaware corporation, and its subsidiaries, China Green Refractories (“China Green”), a BVI limited company, Alex Industrial Investment Limited (“Alex Industrial”), a Hong Kong limited company, Zhengzhou Annec Industrial Co., Ltd. (“Zhengzhou Annec”), a PRC wholly-Foreign Owned Enterprise, and Zhengzhou Annec’s variable interest entity, through its contractual arrangement with Annec (Beijing) Engineering Technology Co., Ltd. (“Beijing Annec”), a PRC limited company;

•	“BVI” refers to the British Virgin Islands;

•	“Exchange Act” refers the Securities Exchange Act of 1934, as amended;

•	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People's Republic of China;

•	“PRC,” “China,” and “Chinese,” refer to the People's Republic of China;

•	“Renminbi” and “RMB” refer to the legal currency of China;

•	“SEC” refers to the Securities and Exchange Commission;

•	“Securities Act” refers to the Securities Act of 1933, as amended; and

•	“U.S. dollars,” “dollars”, “USD” and “$” refer to the legal currency of the United States.

•	All currency amounts are in USD unless otherwise stated. Foreign currency translation in this Form 10-K (excluding financial statements or amounts from the financial statements) is based on the conversion of $1.00 = RMB 6.3011 as of December 31, 2012 and $1.00 = RMB 6.3647 as of December 31, 2011 for balance sheet numbers and a weighted-average exchange rate of $1.00= RMB 6.3034 during 2012 and $1.00= RMB 6.4735 during 2011 for revenue and expense numbers.

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

As stated in the Plan of Reorganization ordered by the Court, these shares were issued "to enhance the distribution to creditors," i.e. to enhance their opportunity to recover the losses they sustained in the AP bankruptcy. To this end, AP, by and through its president, agreed "to use its best efforts to have the shares... publicly traded on the Over-The-Counter market in order to provide an opportunity for liquidity to the creditors" (from the Court approved "Disclosure Statement" describing the Plan of Reorganization). The present filing is a result of this commitment. Subsequent to the effectiveness of the plan of reorganization the Company issued 695,652 restricted shares (10,000,000 pre-reverse split shares) of common stock to its President, Dean Konstantine, at par value ($0.0001) for services rendered and costs advanced totaling $1,000.

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

Zhengzhou Annec was established in 2003, a Company Limited registered in Xinmi city Henan province in the People’s Republic of China (PRC or China) with initial registered capital of $730,000. On October 8, 2003, the shareholders of Zhengzhou Annec reached a resolution to increase the registered capital of Zhengzhou Annec from $730,000 to $3.0 million. On January 14, 2011 Zhengzhou Annec became the wholly owned subsidiary of Alex Industrial and accordingly became a wholly-foreign owned enterprise (“WFOE”) under PRC law.

Beijing Annec was established in January 2008, a Company Limited in Beijing Economic and Technological Development Area in the People’s Republic of China (PRC or China), with approximately $900,000 as its initial registered capital. In 2010, Beijing Annec’s registered capital was increased from $900,000 to approximately $2.8 million. 100% of Beijing Annec’s equity is owned or controlled through assignment by LI Fuchao. On January 16, 2011, Beijing Annec entered into a contractual agreement, or the VIE agreement, with Zhengzhou Annec. The VIE Agreement includes the following arrangements:

(1)           Exclusive Business Cooperation Agreement, as amended (“Cooperation Agreement”), where Zhengzhou Annec, in general, becomes Beijing Annec’s exclusive service provider to provide Beijing Annec with business support and technical and consulting services in exchange for an annual service fee equal to Beijing Annec’s net income for such year, which amount is payable upon request of Zhengzhou Annec;

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

As a result of the foregoing structure, we control 100% of Beijing Annec and have rights to all of Beijing Annec's audited total net income for such year revenues. In addition to the VIE agreement, 96.3% of the equity ownership, as of December 31, 2012, of Beijing Annec was controlled by shareholders nominated by Zhengzhou Annec. The remaining 3.7% of the equity is owned by Mr. Li Fuchao. Thus, Beijing Annec is treated as a 100% owned subsidiary for accounting purposes.

Reverse Acquisition of China Green

On February 11, 2011, Annec Green Refractories Corporation, formerly E-Band Media, Inc. ("E-Band Media") entered and closed a  Share Exchange Agreement (“Share Exchange Agreement”), with certain  shareholders and warrant holders, Dean Konstantine, Muzeyyen Balaban, Bernieta Masters, and Linda Masters, and with China Green Refractories Limited , a BVI corporation ("China Green"),  and its shareholders, New-Source Group Limited, a BVI company, High-Sky Assets Management Limited, a BVI company, Joint Rise Investments Limited, a BVI company, Giant Harvest Investment Limited, a BVI company, and Mr. QIAN Yun Ting (collectively the “China Green Shareholders”), pursuant to that E-Band Media acquired 100% of the issued and outstanding capital stock of  China Green in exchange for 19,220 shares of E-Band Media's Series A Convertible Preferred Stock ("Series A Preferred Stock"). Pursuant to the terms of the Share Exchange Agreement, E-Band Media agreed to affect a 1-for-14.375 reverse stock split ("Reverse Split") of its outstanding common stock. The Reverse Stock Split took effect on April 18, 2011.  In addition, pursuant to the Share Exchange Agreement, the China Green shareholders acquired all 695,652 shares (10,000,000 pre-reverse split shares) of E-Band Media’s common stock from Dean Konstantine (“Controlled Shares”) and all outstanding warrants of E-Band Media from Muzeyyen Balaban, Bernieta Masters, and Linda Masters, representing warrants to purchase up to 347,826 shares (5,000,000 pre-reserve split shares) of our common stock (“Warrants”) for an aggregate purchase price of $250,000 and 100 shares of Series A Preferred Stock held by China Green shareholders. The Warrants were cancelled by the China Green shareholders pursuant to the Share Exchange Agreement. As part of the Share Exchange Agreement, the 19,220 shares of Series A Preferred Stock were converted to 19,220,000 post-reverse split shares of common stock.

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

The consolidated financial statements accompanying this Form 10-K have been prepared with the effect of the merger of China Green and E-Band Media, Inc. as a reverse acquisition of assets and a recapitalization in accordance with accounting principles generally accepted in the United States. For accounting purposes, China Green is considered to be acquiring E-Band Media, Inc. in the merger and E-Band Media, Inc. does not meet the definition of a business in accordance with ASC Topic 805-10, Business Combinations , because E-Band Media, Inc. had no assets or liabilities at the time of closing of the merger Consequently, no goodwill or other intangibles will be recorded as part of acquisition accounting and the cost of the merger is measured at net assets acquired.

Our Corporate Structure

All of our current business operations are conducted through our wholly-foreign owned PRC subsidiary, Zhengzhou Annec, and our VIE, Beijing Annec.

Our principal executive office is located at No. 5 West Section, Xidajie Street, Xinmi City, Henan Province, 452370. The telephone number at our principal executive office is (86-371- 69999012).

Below is a chart of our corporate structure:

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

Historically, the European refractory industry led the development and output of the world refractory industry. However, the refractory industry has been gradually shifting to the PRC because of the PRC’s abundant resources in refractory raw materials and rapid growth of the iron, steel and cements markets. According to Luoyang Institute of Refractories, as of 2009 the total refractory output of the PRC was more than 70% of the total refractory output of the world, making the PRC the largest refractory producing country in the world.

Industry Trends in the PRC

The PRC refractory industry is a large, highly fragmented and competitive industry whose overall performance is closely tied to the performance of other industries, such as the iron and steel industry. According to the data from refractory institute of Henan, there are more than 500 refractory companies in Henan. As such, we believe that the following trends in the iron and steel industry will have a correlating effect on the refractory industry in the PRC:

•	Demand for Green Refractory. The high temperature iron and steel industry is continuously making progress to increase efficiency, lower energy consumption and develop new technologies that rely heavily on high quality of refractory products. As such, the refractory industry must continually develop and improve its refractory products to keep pace with the iron and steel industry. We continue to see a demand for “green refractory” which are refractory materials that meet certain performance levels, are environmentally friendly, and have the following characteristics: high quality, low consumption of resources and energy, environmentally friendly during production and use, and meet national environment policy and high temperature industrial standards. We intend to continue our focus our research and development in green refractory to take advantage of this growing trend.

•	Total Solutions. Traditionally, most refractory enterprises have focused on the production of refractory products, with less emphasis on services. However, that trend is changing. The iron and steel industry, in order to reduce refractory costs and meet new requirements for iron and steel smelting technologies, is now demanding total solutions where one or more refractory companies are responsible for the supply of refractory, masonry, operation and maintenance, and dismantling of the lining after the useful life of the refractory. Through Beijing Annec, we believe that we are well positioned to take advantage of this trend.

In addition, even though the PRC is the largest refractory producing country in the world, we believe that most of the PRC’s refractory enterprises are small-scale with low industrial centralization and market shares. We are observing a trend towards industry consolidation and restructuring. We believe that given our market leadership position, we are well positioned to acquire smaller refractory companies to expand our market share and customer base.

Products and Services

We are a refractory company that designs, develops, produces, and markets refractory products. In addition, through our VIE, Beijing Annec, we provide integrated stove design, turnkey contracting, refractory production and sales.

Refractory Products

We offer a broad range of refractory products primarily marketing to the iron and steel industry. Our sales revenues for refractory products were $75,312,493 and $91,291,849 for the years ended on December 31, 2012 and 2011, respectively. We produce our refractory products through our three factories in the Henan Province: Fuliang, Fuhua and Fugang.

Fuliang and Fuhua are mainly responsible for design and production of medium and high level refractory materials for top combustion type, internal combustion type, and external combustion type hot blast stoves. Since 2008, we have focused our resources and production on the design and production of our patented 37 holes checker brick and burner for hot blast stove.

Fugang is responsible for a low temperature sintering production line for special steel smelting, consumables for production of shaped and non-shaped steels, with excellent slag resistance, thermal shock resistance and stability. Currently, the sales of consumables have been limited by the scale of our production line and we are only providing the consumables to small steel factories, such as Wuhan Iron and Steel Company, Xinjiang Iron and Steel Company, Anyang Iron and Steel Company and one foreign client, India Diangang. In 2013, we plan to expand our production capacity by improving the efficiency of machines. We believe that our current production capacity is sufficient to meet current market demand.

The below table is an illustration of our product category in 2012 and 2011:

Product	Percent of variety structure
	2012	2011
High-alumina brick	35%	36%
Clay brick	25%	24%
Silica brick	20%	21%
Carbonic brick	3%	3%
Non-shaped material	8%	8%
Light brick	9%	8%
Total	100%	100%

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

Currently most of our marketing efforts and sales are focused on the PRC. However, our bricks have been used in a large-scale steel work project in India and we are negotiating with potential clients in Korea, Japan, Taiwan and Poland for sale of our refractory products.

In 2012, Zhengzhou Annec, our wholly-owned subsidiary, signed a total of 55 contracts. These contracts amounted to approximately $63 million, and included contracts with Guangxi Shenglong Metallurgy Co. Ltd valued at approximately $10 million,  Shanxi Gaoyi Steel Co.Ltd valued at approximately $5 million, and Wisdri Wuhan Iron and Steel Design and Research Institute Co.Ltd, valued at approximately $4 million. Of those contracts, there were 44 new customers with signed contracts valued at approximately $56 million.

The following are our top ten refractory clients for fiscal year ended December 31, 2012:

Clients	Sales (US $) [1]	% of Total Revenue
Heibe Iron group Songding Co., Ltd	15,857,528	19%
MCC Jingcheng	8,368,369	10%
Hebei Jinxi Steel Group Dafang Industry Technology Co., Ltd	5,846,126	7%
Shanxi Gaoyi Steel Sino Co., Ltd	4,542,386	5%
Wuhu Xinxing Ductile Iron Pipes Co. Ltd	4,163,289	5%
Tianjin Rongcheng Steel & Sino Joint Co., Ltd	6,743,594	8%
Tangshan Ganglu Iron Co.Ltd	3,722,764	4%
Xinjiang Daan Special Steel Co., Ltd	2,847,466	3%
Leng Shuijiang Steel Co.Ltd	2,028,481	2%
Lucheng Xingbao Steel Co., Ltd	2,332,094	3%
Total	56,452,097	67%

1 Based on 2012 average exchange rate of US $1.00 =RMB 6.3034.

Production process

The raw materials for our refractory products consist primarily of ores, clay, and certain additives. Upon receipt of these raw materials at our facilities, we sort and classify these materials according to various specifications. Next, these materials are conveyed to a crusher for crushing. After being crushed, the raw materials are weighed and conveyed to our electronic blender which is computer-controlled where they are mixed and fully agitated into the various mixtures required for the production of different products. The use of our electronic mixture ensures the accuracy of our mixtures which improves product quality. After being mixed, the materials are conveyed to the forming workshop where the mixtures are formed into bricks – we have the ability to form bricks according to specifications submitted to us by our customers. The shaped bricks are then sent to sinter workshop for sintering after being dried, and formed into the finished products, which are then sorted according to the relevant standards. All finished products are promptly stored and packed for delivering to our customers. All rejected products are recycled.

Production equipment

We have six production lines for production of hot blast stove refractory and consumables for iron-smelting, including two silica product production lines, two alumina product production lines, and two functional product production lines. We also have more than 1,000 sets of modern processing equipment and four (4) high temperature tunnel kilns. One of our high temperature tunnel kilns is 313 meters long, the longest in Asia. Clean energy-coal seam gas is used as source of energy, and the raw material is pulverized through cone and Raymond mill. The forming equipment consists of 400-ton and 600-ton pneumatic brick presses.

Suppliers

We procure raw materials and chemicals to manufacture into our end products. All of our suppliers are in the PRC and we believe that there are ample numbers of suppliers and raw materials to meet our current needs. For 2012, our principal raw materials and our suppliers for our products were:

Materials	Supplier	Percent of Total Supply
Grade-one aluminite	Guizhou Zhengdaming Mining Co., Ltd	69%
Coalbed Methane	Hong Kong and China Gas (Xinmi) Co., Ltd	100%
Andalusite	Yinge Ciyi andalusite(Xinjian Co., Ltd	96%
Shanxi coal	Zhengzhou Golden Energy Industrial Co., Ltd	100%
Bauxite-based Homogenized grogs	Xiao Tianzhang Aluminum Co., Ltd	45%
Sillimanite	Kefuming Refractories (Tianjin) Co., Ltd	94%

In recent years, the domestic demand for our raw materials have been fluctuating with a steady increase in some of our raw materials due to the PRC’s rapid growth. As a result, the prices of raw materials have fluctuated from 2010 to 2012 as set forth below. Wide fluctuation in price for raw materials will affect our profitability. The following table shows the price change of some raw materials:

Raw material	Price in 2010 ($/ton)	Price in 2011 ($/ton)	Increased % from 2010 to 2011	Price in 2012 ($/ton)	(Decreased)/ Increased % from 2011 to 2012	(Decreased)/ Increased % from 2010 to 2012
Coal	132.13	159.70	21%	156.18	(2)%	18%
Sillimanite	376.96	396.09	5%	354.14	(11)%	(6)%
White corundum	658.01	686.56	4%	706.78	3%	7%

Moreover, the grade of many raw materials have been declining due to gradual exploitation, resulting in a certain risk to our product quality and production cost. To control the quality, supply and price of our main raw materials, we may consider acquiring mines in the future to ensure our supply of raw materials and reduce pricing volatility.

At this present time, we typically do not enter into supply agreements. When we do, they are usually long term contracts and we do not impose minimum purchase requirements. We enter into a supply agreement not only ensure availability of the raw material but also ensure the quality of the raw material.  The cost of raw materials purchased during the term of a supplier agreement is usually the market price for the raw materials at the time of purchase. We generally do not engage in speculative raw material commodity contracts. Rather, we attempt to reflect raw material price changes in the sale price of our products.

Design and Engineering Services

In keeping pace with the demands from the iron and steel industry, through our VIE, Beijing Annec, we provide design and engineering services for hot blast stoves and blast furnace. Our design and engineering services often entail equipment specification and refractory optimization, project construction, and follow up services. In addition, as part of our services, we also supply the refractory materials for our projects.

As discussed above, in 2012, Zhengzhou Annec, our wholly-owned subsidiary, signed a total of 55 contracts. The table below summarizes the large refractory turnkey projects Zhengzhou Annec contracted during fiscal year 2012:

Client	Stove body	Total Contract	Started Date	Completed Date/ Expected
Hebei Iron & Steel Group SongtingIron & SteelCo.,Ltd	Repair service of refractory for 4#-5# blast furnace project	$3,092,000	3/10/2012	9/3/2012
Shanxi Gaoyi Steel Co.Ltd	Turnkey service of refractory for 1080 blast furnace project	4,680,000	7/1/2012	12/21/2012
Shanxi Dongfang Resource and Development Co.Ltd	Turnkey service of refractory for 300 blast furnace project	730,000	7/3/2012	7/3/2013
Total		$8,502,000

Research and Development

The development of new products and new technology is important to our success. Accordingly, we devote our resources to research and development. Our research and development team consists of approximately 50 persons, which include nine professionals and professors. Our research and development team operates our central laboratory in Fuliang factory, which facilitates chemical examination of raw material, accessory material and our final product to ensure that the chemical and structural composition of our bricks are in accordance with the contract between us and our customer.

We have 16 patents of bricks and 1 patent in hot blast stove burner jointly developed with MCC Jingcheng. Currently, our team is working on developing our MgO-C brick, which has improved thermal shock resistance and thermal stability.

In 2012, we put our design concept into practice by improving our research and development functions, reinforcing tracking and guidance of technical research and development to manufacturing process, and combining our design and manufacturing processes to meet customer’s requirements. We have implemented manufacturing process tracking of Fugang’s torpedo ladle, JISCO (Jiuquan Iron and Steel Co.) Hongxing’s ceramic cup, TISCO’s (Taiyuan Iron and Steel Co.) combustor, MCC Beiying’s torpedo ladle, Tangshan Iron and Steel Co.’s andalusite product for pipe, etc. one by another, from which we have accumulated relative data for future research and development, and to improve applicability of our developed products. To reduce the production risk of developed products, in 2012 we enhanced our pre-production experiments and conducted 19 experiments, including experiments of Xingbao’s thermal shock brick, Japan Co. Ltd’s castable, thermal shock number’s effect on brick’s intensity, recycling of waste clay brick, AM creep brick, etc. We believe these experiments provide reliable experimental data for subsequent production.

We also have established long-term relationships with some of the PRC’s top iron and steel design institutes. For example, with MCC JingCheng Engineering Technology Company, we developed a top combustion swirl type stove that can generate 1250°C hot blast temperature, 100°C higher than ordinary type stoves. We obtained a patent on this technology in 2005 and it is used widely in our business. This improvement reduces the consumption of coke by 20kg/t iron which has the effect of reducing the cost per ton iron by approximately $4.43. The cost price per ton of iron is $354-$443. At an annual output of 0.50 million tons of iron, the cost savings associated with our development amount to approximately $2.21 million per year. This new top combustion stove has promoted our research and development abilities and expands our sales effectively. This service is mainly applicable for the current new-built stove and reforming of old stoves.

Competition

The refractory manufacturing business is extremely competitive in the PRC. According to the data from Henan refractory institute, in 2012, there are more than 500 refractory companies in Henan province in 2012. We are continuing to explore ways to increase our market share in the PRC.

Our main competitors in the PRC include Sinosteel Refractory Co., Ltd., Yuxing Refractory Co., Ltd., Wunai Group, Kaixiang Refractory Co., Ltd. Sinosteel mainly produces high quality aluminum and silica refractories. Kaixiang Refractory Co., Led mainly produces clay brick and Andalusite brick Yuxing mainly produces the ceramic burner, combination brick of hot blast stove, checker brick, and refractory ball. Yuxing Refractory has an license agreement with MCC CISDI where all of the stoves designed by MCC CISDI using Yuxing Refractory patented technology are required to use the refractory from Yuxing Refractory. Wunai Group has one 200m high temperature tunnel kiln.

Growth Strategy

Our growth strategy is as follows:

•	Adhere to market-oriented, optimize our research and development mode: To establish a scientific and effective research and development team; and to continue to develop our refractory products for blast furnaces, improve non-shaped material products, focus on the development of functional material market, and step up market development.

•	Innovate marketing and management strategies, build Big Marketing Pattern: To improve our marketing and management system and organization, adopt regional division management domestically, enhance regional market management, expand international business to Turkey, Indonesia and Korea, increase input in other key market, such as Central Asia, India, etc., create new economic growth areas of the company, promote brand value and increase market share.

•	Strengthen management of work safety, improve productivity: To strictly implement safety inspection measurement, enhance safety protections of employees, provide integrated management of main production equipment, and improve the utilize efficiency of existing equipment.

•	Set up talent reservation center, create excellent management team: To optimize the human resource allocation, establish company's talent pool, accelerate the introduction of talents needed by the company’s strategic development.

•	Enrich financing channels, integrate industry resources: To make full use of the advantages of capital market, and to expand our market share by pursuing strategic acquisitions of our competitors and other companies in related industries that will expand our product line and manufacturing efficiency.

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

We have 16 independently developed patents, and one patent jointly developed patent with MCC Jingcheng. See table below for a summary of patents in the PRC:

Patent Name	Patent No.	Owned by	Validity period

19 holes cell-type checker brick	ZL200520031144.X	Zhengzhou Annec	Jul. 04, 2005 - Jul. 04, 2015
31 holes cell-type checker brick	ZL200620008222.9	Zhengzhou Annec	Mar. 17, 2006 - Mar. 17, 2016
37 holes cell-type checker brick	ZL200620113567.X	Zhengzhou Annec	Jul. 04, 2005 - Jul. 04, 2015
61 holes cell-type checker brick	ZL200720142954.1	Zhengzhou Annec	Apr. 19, 2007 - Apr. 19, 2017
Perforated wave-shaped cell-type checker brick	ZL201020123918.2	Zhengzhou Annec	May. 5, 2010 - May. 5, 2020
Swirl type top combustion hot blast stove burner	ZL200420008906.X	Zhengzhou Annec and MCC Jingcheng	Mar. 29, 2004 - Mar. 29, 2014
Reform of hot blast stove from internal combustion to top combustion	ZL201020560182.5	Zhengzhou Annec	Oct. 12,2010- Oct 12,2020
Reform from horizontal combustion to vertical combustion	ZL201020560155.8	Zhengzhou Annec	Oct. 12,2010- Oct 12,2020
Reform of hot blast stove from external combustion to top combustion	ZL201020560165.1	Zhengzhou Annec	Oct. 12,2010- Oct 12,2020
Reform from ball type stove to top combustion stove	ZL201020559193.1	Zhengzhou Annec	Oct. 11,2010- Oct 11,2020

Patent Name	Patent No.	Owned by	Validity period

Outlet stress-relieving arch-type structure	ZL201020597139.6	Zhengzhou Annec	Nov. 5,2010- Nov .5,2020
Compound furnace grate	ZL201020560091.1	Zhengzhou Annec	Oct. 12,2010- Oct 12,2020
Outlet stress-relieving structure	ZL201020590374.0	Zhengzhou Annec	Nov. 2,2010- Nov .2,2020
Stress-free orifice structures	ZL201020589887.X	Zhengzhou Annec	Oct. 29,2010- Oct .29,2020
Three-way pipe structure	ZL201020607825.7	Zhongzhou Annec	Nov.10,2010- Nov .10,2020
Anti-acid spray coating composite and using method for HBS	ZL201010536567.2	Zhengzhou Annec	Nov.08.2010- Nov.08.2010

We also have several trademarks as follows:

Trademark	Registration No.	Country
	3977113	PRC
	6802049	PRC
ANNEC	6769885	PRC

Competitive Strengths

•	Technical superiority . We employ experts known for their research and development skills and innovation and we observe and utilize the advanced technology of international business leaders in our industry.

•	Product advantage . We have a variety of high quality patented products available in the refractory and hot-blast stove fields.

•	Marketing advantage . We strive to maintain excellent relationships with our customers who include many large and medium size companies in the PRC, and we have a marketing network all over the PRC. Further, we have received high praise for the quality of our products, our post-sale service and its delivery time.

•	Brand advantage . Our brands are well known in the hot stove and refractory fields and have received a number of awards.

•	Environmentally friendly and energy efficient . Our products are in compliance with the PRC’s requirements related to efficiency and environmental protection.

•	Recurring revenue stream . We have developed a series of patented refractory products which we use in our hot-blast furnace designs and other refractory products. These products require our customers to engage us to maintain and repair our proprietary products and, accordingly, provide us a recurring revenue stream.

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

Pursuant to the New EIT Law, designated hi-tech corporation may be accorded a tax preference at the rate of 15%. Zhengzhou Annec qualifies as a hi-tech corporation and is accorded certain tax incentives for said designation. Accordingly, Zhengzhou Annec was subject to tax at a statutory rate of 15% for the years ended December 31 2012 and 2011 and will continue to be subject to a 15% tax rate for the years ended December 31, 2013, and 2014.

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

Employees

As of December 31, 2012, we employed approximately 1,224 employees as follows, 282 in management, 847 in production, 50 in R&D team and department, and 45 in marketing.

We maintain a satisfactory working relationship with our employees, and we have not experienced any significant labor disputes or any difficulty in recruiting employees for our operations. None of our employees are represented by a labor union. There is no labor union that now represents any of our employees. The number of employees decreased by 11.7% in 2011 due to the reduction of order in 2012. To optimize structure of management and attract professionals needed by our strategic development, we plan to introduce 3-5 persons with doctor’s degree, 15-20 persons with master’s degree and 30-35 persons with bachelor’s degree in 2013.

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

All of our three factories are located in Xinmi, Henan Province. We own the buildings in connection with the Fuliang and Fuhua factory, and lease the factory in Fugang from an unrelated third party for $222,183 per year for 4 years. The detail information is showed in below in square feet:

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

Financial Information About Geographic Areas

Refer to Note 17, “Segment Reporting,” to our Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data” for financial information about our geographic areas.

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

Our ability to maintain our revenue levels or to grow in the future depends upon, among other things, the continued success of our efforts to maintain our brand image and bring new products to market and our ability to expand within our current distribution channels. For the year ended 2012, we experienced a decrease in our revenues as a result of a decrease in orders and order prices, and there can be no assurances that we will be able to maintain or grow our revenues, or successfully execute our long-term growth strategy.

A downturn or negative changes in the highly volatile steel and iron industry will harm our business and profitability.

Our main customers consist largely of iron and steel companies. Accordingly, our business performance is closely tied to the performance of the steel industry. The sector as a whole is cyclical and its profitability can be volatile as a result of general economic conditions, labor costs, competition, import duties, tariffs and currency exchange rates. These factors have historically resulted in wide fluctuations in the PRC and the global economies in which steel companies sell their products. In the event that these fluctuations occur, a resulting decreased demand for steel products could negatively impact our sales, margins and profits. With the spread of the European debt crisis, the global economy entered into post-crisis era in 2012, and China's economic environment changed greatly subsequently. Iron and steel industry in China suffered heavy losses and refractory industry went into an unprecedented severe winter. The PRC is now restructuring its steel industry to build a resource-conserving and environmental-friendly society. Therefore, the fluctuations in the industry could adversely affect our development.

Industry growth rate for refractory products may decelerate and may affect our future revenue growth.

In recent years, the production of refractory materials in the PRC has experienced tremendous growth as a result of the growth of the PRC steel industry. However, in 2012, the industry growth rate slowed and it has negatively impacted our growth rate.

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

We are subject to extensive governmental regulation by the central, regional and local authorities in the PRC, where our business operations take place. We believe that we are currently in substantial compliance with all laws and governmental regulations in the PRC and that we have all material permits and licenses required for our operations. Although, we will continue to strive to be in substantial compliance with current laws and regulations, we cannot assure investors that we will be able to comply with all future laws and regulations. To the extent that new regulations are adopted, we will be required to conform our activities in order to comply with such regulations. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on its business, operations and finances.

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

Approximately 67% of our sales revenues were derived from our ten largest customers, and any reduction in revenues from any of these customers would reduce our revenues and net income.

While we have numerous customers, approximately 67% of our sales revenue came from our top ten customers in 2012, compared to 70% in 2011. If we cease to do business at or above current levels with any one of our large customers which contribute significantly to our sales revenues, and we are unable to generate additional sales revenues with new and existing customers that purchase a similar amount of our products, then our revenues and net income would decline considerably.

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

 We have determined that our disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2012.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Sarbanes-Oxley Act of 2002 (“SOX”). These requirements may place a strain on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. SOX require, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed.

In our management’s evaluation of our disclosure controls and procedures, several weaknesses were identified. The weaknesses we identified were: (1) lack of sufficient internal staff with appropriate knowledge, experience, and training in the application of US GAAP, (2) lack of an appropriate level of company qualified resources to perform internal audit properly and inability to effectively communicate its accounting policies and procedures to its accounting staff resulting in inconsistent practice; and (3) the lack of a separate audit committee which effects our Board’s oversight ability. As a result of these weaknesses, we determined that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report.

Although we continue to take measures to improve our disclosure controls and procedures, and internal controls over financial reporting, our failure to address the issues discussed above and to improve our controls over our financial reporting, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls to address these identified deficiencies could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

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

Our products are complex and may contain defects that are detected only after their release to our customers, which may cause us to incur significant unexpected expenses and lost sales.

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

Foreign ownership in construction project design enterprises such as Beijing Annec are subject to restrictions under current PRC laws, rules and regulations. As a Delaware company and our PRC subsidiaries are treated as foreign-invested enterprises under applicable PRC laws, we are subject to ownership limitations as well as special approval requirements on foreign investment. Specifically, foreign entities are not allowed to own more than a 75% equity interest in any PRC company that provides design and engineering services.

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

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economical, and legal environment in the PRC. The PRC Government controls its foreign currency reserves through restrictions on imports and conversion of Renminbi (RMB) into foreign currency. In July 2005, the PRC Government has adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate.” During January 2008 to December 2012, the exchange rate between RMB and U.S. Dollars (USD) has fluctuated from USD $1.00 to RMB 7.3141 and USD $1.00 to RMB 6.3011, respectively. There can be no assurance that the exchange rate will remain stable. The RMB could appreciate or depreciate against the U.S. Dollar. The Company’s financial condition and results of operations may also be affected by changes in the value of certain currencies other than the RMB in which its earnings and obligations are denominated.

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

Pursuant to the New EIT Law, designated hi-tech corporation may be accorded a tax preference at the rate of 15%. Zhengzhou Annec qualified as a hi-tech corporation and was accorded certain tax incentives at a statutory rate of 15% for the years from 2008 to 2012. It will also be afforded certain tax incentives at a statutory rate of 15% until 2014. Zhengzhou Annec may not be able to maintain this tax preference after 2014 unless it applies for and receives a further tax preference for the succeeding five years. If Zhengzhou Annec fails to apply for and receive such further tax preference, it will be subject to a statutory tax rate of 25%. Higher tax contributions may limit our PRC subsidiaries' ability to distribute profits to us. Any limitations on the ability of our PRC subsidiaries to distribute profits to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

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

Prior to the reverse acquisition of China Green, Zhengzhou Annec didn’t pay dividends in 2012. Moreover, E-Band Media has never declared or paid any cash dividends on shares of our common stock. We intend to retain any future earnings to fund the operation and expansion of our business and, therefore, we do not anticipate paying cash dividends on shares of our common stock in the foreseeable future.

Our common stock is illiquid and this low trading volume may adversely affect the price of our common stock.

Our common stock is currently quoted on the OTCQB Marketplace under the symbol “ANNC.” The trading market in our common stock is illiquid. Our limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock.

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

All of our facilities are located in Xinmi, Henan Province. We own two manufacturing facilities which includes offices, workshops, dormitory, and dining halls that total approximately 1,347,552 square feet. In addition, we own another workshop located on land that we lease from He Xi village of Xinmi city. The land is approximately 164,974 square feet and the rent is approximately $52,900 per year for 50 years starting in 2010. We also lease another workshop from an unrelated third party. The rent for the workshop is $222,183 per year for 4 years.

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

ITEM 4 —Mine Safety Disclosures

None.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB Marketplace under the symbol “ANNC.” There is no established trading market for our common stock. Our common stock was previously quoted on the OTCBB. The following table shows the range of the high and low bid for our common stock as quoted by the OTCBB and OTCQB for the time periods indicated:

	High	Low
Quarter ended March 31, 2011	*	*
Quarter ended June 30, 2011	*	*
Quarter ended September 30, 2011	*	*
Quarter ended December 31, 2011	$2.80	$2.75
Quarter ended March 31, 2012	$3.50	$1.50
Quarter ended June 30, 2012	$3.00	$1.75
Quarter ended September 30, 2012	$2.00	$0.83
Quarter ended December 31, 2012	$1.35	$0.80

* No trading activities.

Bid quotations represent interdealer prices without adjustment for retail markup, markdown and/or commissions and may not necessarily represent actual transactions.

Stockholders

As of March 23, 2013, we had 109 stockholders of record and 19,995,701 shares issued and outstanding.. Currently no shares are currently held by Depository Trust Company in "street name.”

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

Unregistered Sales of Equity Securities

There were no unregistered shares of our equity securities sold or otherwise issued by the Company during fiscal year ended December 31, 2012.

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

Fiscal 2012 Summary and Outlook

Financial and business highlights for the fiscal year ended December 31, 2012 were as follows:

•	Revenue decreased by approximately $9,622,311 or 10% to $84,758,095 in the year ended December 31, 2012 as compared to $94,380,406 in the year ended December 31, 2011, as a result of a reduction of orders. Annec experienced a decrease in orders because of a decline in demand for iron and steel in 2012.

•	Our net income decreased by $6,274,424 or 55% to $5,035,144 for fiscal 2012 and $11,309,568 for fiscal 2011. Our net income for fiscal 2012 was negatively impacted by decreased revenues.

•	In 2012, Zhengzhou Annec, our wholly-owned subsidiary, signed a total of 55 contracts. These contracts amounted to approximately $63 million, and included contracts with Guangxi Shenglong Metallurgy Co.Ltd valued at approximately $10 million, Shanxi Gaoyi Steel Co.Ltd valued at approximately $5 million, and Wisdri Wuhan Iron and Steel Design and Research Institute Co.Ltd., valued at approximately $4 million. Of those contracts, there were 44 new customers with signed contracts valued at approximately $56 million.

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

 Inventories

Inventories are stated at the lower of cost or market. Cost is determined on an average cost basis, which approximates actual cost on a weighted-average method. Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration, and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess or obsolescence and are charged to cost of revenues.

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

Beijing Annec enters into contracts to design and build blast furnaces and hot-air stoves and recognizes revenues during the construction period using the percentage of completion method. Most of the contracts are fixed-price contracts, which typically provide for a stated contract price and a specified scope of the work to be performed. Beijing Annec estimates the percentage of the job that is complete using variations of the cost-to-cost method. Cost is used as the primary indicator, but the Company also considers contract milestones and work in progress from subcontractor companies. If the estimate of costs left to be incurred plus actual costs already incurred exceeds the total revenue to be expected from a contract, then the full amount of the difference is recognized in the current period as a loss and is presented on the consolidated balance sheet as a current liability. Beijing Annec also generates revenue from the sale of a variety of machines and equipment which the Company purchases from vendors. Beijing Annec recognizes revenue from this type of sale when the machines and equipment have been delivered and accepted by the customer.

During 2011, Zhengzhou Annec began entering into certain short-term contracts to build blast furnaces and hot blast stoves. These contracts have an average duration of approximately three to six months and do not exceed a period of one year. Zhenghzhou Annec recognizes revenue on these contracts based on the same basis as Beijing Annec.

Shipping and Handling Costs

Shipping and handling costs billed to customers are recorded net of the amount collected. Shipping and handling expense included in sales and marketing expenses amounted to amounted to $3,421,467 and $5,644,113 for the years ended December 31, 2012, and 2011, respectively.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. Some of the accounting standards issued are effective after the end of the Company’s previous fiscal years, and therefore may be applicable to the Company. Management has not identified any standards that it believes will have a significant impact on the Company’s consolidated financial statements.

For the year ended December 31, 2012 and 2011

Results of Operations

	Year Ended December 31
	2012	2011
Revenues	$84,758,095	$94,380,406
Cost of revenues	53,158,322	58,212,245
Gross profit	31,599,773	36,168,161
Operating expenses
Selling	12,905,016	15,324,847
General and administrative	9,064,914	4,736,057
Total operating expenses	21,969,930	20,060,904
Income from operations	9,629,843	16,107,257
Other expense, net	3,513,898	2,680,301
Income before provision for Income taxes	6,115,945	13,426,956
Provision for income taxes	1,080,801	2,117,388
Net income	$5,035,144	$11,309,568

Revenues

The Company has two reportable segments: Zhengzhou Annec and Beijing Annec. These segments operate in different geographical areas of China and employ separate management and sales teams. The Zhengzhou Annec segment primarily manufactures and sells a variety of refractory bricks and kits of pre-assembled hot-air ovens. In 2011, Zhengzhou Annec began to enter into contracts to design and build furnaces and stoves. These projects are generally for a term of one year or less. The Beijing Annec segment designs and builds blast furnaces and hot-air stoves on a contract basis and uses subcontractors throughout the construction process. Beijing Annec’s contracts are generally for projects with a term of one year or longer. The Beijing Annec segment purchases substantially all of its bricks and related products from Zhengzhou Annec. In addition, Beijing Annec also sells a variety of machines and equipment which are required as part of the entire blast furnace and hot-air stove package. We purchase these machines and equipment from outside vendors and generally sell them at cost plus a small mark-up.

Segments	Year Ended Dec. 31, 2012	% of Revenue	Year Ended Dec. 31, 2011	% of Revenue
Zhengzhou Annec	$76,747,244	91%	$88,830,719	94%
Beijing Annec	8,010,851	9%	5,549,687	6%
Total	$84,758,095	100%	$94,380,406	100%

Revenues for the year ended December 31, 2012 was $84,758,095 compared to $94,380,406 for the year ended December 31, 2011. Revenues for the year ended December 31, 2012 decreased by $9,622,311, or 10%, primarily as a result of a decrease in sales and new orders. Revenues for Zhengzhou Annec as of the year ended December 31, 2012 decreased by $12,083,475, or 14%, to $76,747,244 from $88,830,719 for year ended December 31, 2011. The decrease in sales of refractory products by Zhengzhou Annec was mainly due to a decrease in number of orders during the fiscal year ended December 31, 2012. Zhengzhou Annec experienced a decrease in orders because of decline in demand for Iron and steel industry production capacity in 2012. Revenues for Beijing Annec for the year ended December 31, 2012 increased by $2,461,164, or 44%, to $8,010,851 from $5,549,687 for the year ended December 31, 2011. The increase in sale in Beijing Annec was mainly due to the project of Jinxi Dafang being completed in fiscal year December 31, 2012. The decrease in sales of refractory products by Zhengzhou Annec was mainly due to decrease in amount of orders. Beijing Annec currently has no project in process. The following table shows product sales of Zhengzhou Annec from existing and new customers during the years ended December 31, 2012, and 2011:

Type of Customers’ Sales	Amount (US$) 2012	Amount (US$) 2011

Existing customer	67,449,206	19,803,265

New customer	9,298,038	69,027,454

Cost of Revenue

Cost of revenue was $53,158,322 and $58,212,245 for the years ended December 31, 2012 and 2011, respectively. Cost of revenue for the year ended December 31, 2012 decreased by $5,053,923, or 9%. Stated as a percentage of revenues, the cost of revenue for the year ending December 31, 2012 was 63% and for the corresponding period of 2011 was 62%. Cost of revenue related to Zhengzhou Annec for the year ended December 31, 2012 decreased by $5,362,066, or 10% to $48,279,271 from $53,641,337 for the same period in 2011. The cost of revenues for Beijing Annec for the year ended December 31, 2012 increased by $308,143 or 7% from $4,570,908 to $4,879,051 for the same period in 2011. The decrease in cost of revenue of Zhengzhou Annec was primarily attributable to the decrease of sales for the lower proportion.

Operating Expenses

General and Administrative. General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with facilities, and other administrative expenses. General and administrative expenses were $9,064,914 and $4,736,057 for the years ended December 31, 2012 and 2011, respectively. The increase of $4,328,857, or 91%, in general and administrative expense was primarily attributable to the increase of bad debt losses allowances in accordance with the decreasing demand in the iron and steel industry.

Sales and Marketing Expenses. Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and travel, advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses were $12,905,016 and $15,324,847 for the years ended December 31, 2012 and 2011, respectively. The decrease of $2,419,831, or 16%, in sales and marketing expense was due to decrease in revenues and variable cost like commission, shipping expense, packaging expense and traveling expense.

Other Expense, net. The total other expense was $3,513,898 and $2,680,301 for the years ended December 31, 2012 and 2011, respectively. The increase of $833,597, or 31%, in total other expense was primarily due to increase in interest expense for increased loans and increase in other expense as detailed in the following table:

Items	2012 (US$)	2011 (US$)	Change
Other income (expense)
Interest income	324,106	278,713	16%
Interest expense	(4,153,272)	(3,421,836)	21%
Other income (expense), net	315,268	462,822	(32)%

Total Other expense,	(3,513,898)	(2,680,301)	31%

Liquidity and Capital Resources

We had retained earnings of $36,346,896 and $31,311,752 as of December 31, 2012 and December 31, 2011, respectively.

As of December 31, 2012, we had cash and restricted cash of $6,850,405 and total current assets of $100,172,287. As of December 31, 2011, we had cash and restricted cash of $1,914,194 and total current assets of $98,671,393. Restricted cash is used to secure bank notes payables. The guaranteed percentage in 2012 and 2011 was 100% and 100%, respectively.

As of December 31, 2012, we had accounts receivable of $42,214,102, representing 42% of our total current assets compared to $34,410,920, representing 35% of our total current assets as of December 31, 2011. Accounts receivable had increased by $7,803,182 or 23% because of slower the collection of accounts receivable.

Our total liabilities as of December 31, 2012 were $79,862,368 compared to $85,946,386 as of December 31, 2011. The decrease of $6,084,018 or 7% was a result of decrease in advances from customers, salaries payable, loans payable to employees, and other payable.

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

As of December 31, 2012, we had working capital of $23,708,632 compared to $16,461,409 as of December 31, 2011. We believe our cash and accounts receivable are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months. However, to develop new product and expand our market, we need improve our cash support, we must obtain additional short-term and long term loans from bank and/or- raise additional capital by the sale of our securities in order to implement our strategic growth plans which include increasing our product line, promoting our design and engineering services, improving our products, and the potential acquisitions of mines and other refractory companies.

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

.

Below is a summary of our cash flow:

Net Cash used in Operating Activities. For the year ended December 31, 2012, net cash used in operating activities was $4,776,401 compared to net cash used in operating activities of $7,530,794 for the year ended December 31, 2011. The decrease in net cash used in operating activities for the year ended December 31, 2012 was primarily due to changes in net income, provision for bad debt, loss on inventory spoilage and waste, restricted cash, bank notes receivable, prepaid expenses and deposits, account receivable, retentions receivable and long term retentions receivable, advances from customers, inventories, bank notes payable, account payable and accrued expenses, tax payable and other payable as set forth below:

Items	2012 (US$)	2011 (US$)	Increase /(Decrease)(US$)	Percentage
Net Income	5,035,144	11,309,568	(6,274,424)	55%
Provision for bad debt	2,384,136	219,016	2,165,120	989%
Loss on inventory spoilage and waste	1,392,796	-	1,392,796	100%
Restricted cash	(4,881,020)	2,960,729	(7,841,749)	265%
Bank notes receivable	(943,471)	(2,060,740)	(1,117,269)	54%
Accounts receivable, retentions receivable, and long term retentions receivable	(9,455,981)	(23,689,256)	14,233,275	60%
Prepaid expenses and deposits	3,006,466	(4,632,462)	7,638,928	165%
Inventories	6,934,116	(7,670,734)	14,604,850	190%
Bank notes payable	634,578	(3,861,899)	4,496,477	116%
Account payable and accrued expenses	237,414	7,553,729	(7,316,315)	97%
Advances from customers	(15,485,609)	5,702,110	(21,187,719)	372%
Taxes payable	1,879,397	664,453	1,214,944	183%
Other payables	(134,521)	1,665,500	(1,800,021)	108%
Net cash used in operating activities	(4,776,401)	(7,530,794)	2,754,393	37%

New Cash Used in Investing Activities.

For the year ended December 31, 2012, net cash used in investing activities was $1,343,074, compared to net cash used in investing activities of $2,567,459, for the year ended December 31, 2011. The decrease of net cash used in investment activities for year ended December 31, 2012 was primarily due to the decrease of deposits for capital expenditure and purchase of plant and equipment.

Items	2012 (US$)	2011 (US$)	Increase/(Decrease)(US$)	Percentage
Deposits for capital expenditure	-	(513,246)	513,246	100%
Purchase of plant and equipment	(1,414,476)	(2,134,540)	720,064	34%

Net Cash Provided by Financing Activities.

For the year ended December 31, 2012, net cash provided by financing activities was $6,204,055 compared to $8,913,777 in net cash provided by financing activities for the year ended December 31, 2011. The decrease of the net cash provided by financing activities was primarily due to the changes of short-term borrowings, and loans to related parties, employees, and other individual.

Type of Proceeds	2012 (US$)	2011 (US$)	Increase/(Decrease)(US$)	Percentage
Proceeds from loans to related parties, employees, and other individuals	390,713	4,364,254	(3,973,541)	91%
Payments of loans to related parties, employees, and other individuals, net of payments	(2,537,707)	(782,951)	(1,754,756)	224%
Proceeds from short-term borrowings	27,978,551	19,139,569	8,838,982	46%
Payment of short-term borrowings	(19,316,559)	(12,806,055)	(6,510,504)	51%

Loan Facilities

In China, banks usually do not provide long term loans to businesses. Most loans are short term loans (12 months or less). All of our loans but one with Chinese banks is within twelve months. As such, each year we repay our loans and/or apply for new loans with our banks or with other banks for working capital needs. At December 31, 2012, we borrowed approximately $24,037,073 from various short-term bank loans for the working capital needs. All of our bank borrowings are secured by our land and buildings and/or guaranteed by third parties. As of December 31, 2012, the Company and its subsidiaries have the following short-term loan facilities with the following terms:

Lender	Secured	Duration	Outstanding as of December 31 2012	Interest rates
Agricultural credit union	By third parties	1 year	$1,587,025	8.640%
Agricultural credit union	Machinery and equipment	1 year	1,428,322	12.312%
Shanghai Pudong Development Bank	By third parties	1 year	3,174,049	6.600%
Shanghai Pudong Development Bank	Office building and Land	1 year	1,587,025	6.600%
Shanghai Pudong Development Bank	By Beijing Annec	6 months	1,587,025	6.600%
Shanghai Pudong Development Bank	By Deposit	6 months	2,650,331	5,280%
Shanghai Pudong Development Bank	Office building	1 year	311,057	7.152%
China Citic Bank	By third parties	1 year	1,587,025	6.941%
China Citic Bank	By Fuchao Li	1 year	793,511	7.216%
China Guangfa Bank	By third parties	1 year	1,587,025	6.600%
China Merchants Bank	By third parties	1 year	1,587,025	7.200%
LuoYang Bank	By third parties	1 year	3,174,048	7.872%
LuoYang Bank	Deposit	1 year	2,983,605	6.000%
	Total current (2013)		$24,037,073

The Company also has a long-term bank loan with a balance of $622,114 as of December 31, 2012. The long-term loan is due on December 13, 2015, and has an interest rate of 7.152% and is secured by one of the Company’s office buildings.

Future minimum payments for the long-term loan are as follows:

Period ending December 31:
2014	$311,057
2015	311,057

$622,114

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

·          Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder’s equity in our statement of financial position; and

Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us

In 2012 and 2011, the Company had agreements with third-party entities in which the Company has guaranteed certain debt of these entities, and these entities have guaranteed certain debt of the Company. As of December 31, 2012, the Company was a debt guarantor to three third-party entities (six third-party entities as of December 31, 2011). The maximum guaranteed amount is approximately $24,758,000 as of December 31, 2012. The total guaranteed outstanding borrowings by these parties are approximately $20,473,000 as of December 31, 2012. All but one of the guarantee agreements are for debt with maturities of one year or less, and mature through December 2013. One of the guarantee agreements is for debt of $3,174,049 as of December 31, 2012, and matures in March 2014.

These same parties disclosed above also act as debt guarantors on certain of the Company’s debt with a maximum guaranteed amount of approximately $17,933,000 as of December 31, 2012. As of December 31, 2012, the Company’s loans guaranteed by these parties are approximately $12,696,000. The Company has not historically incurred any losses due to such debt guarantees, and the Company has determined that the fair value of the guarantees is not material.

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

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on the management's assessment and review of the Company’s disclosure controls and procedures and in consideration of material weakness in internal controls identified at December 31, 2012, we have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

(b)           Management’s Report on Internal Control over Financial Reporting

The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, so as to satisfy the requirements of management improvement and safeguard interest of investors.

In conducting this assessment, we recognize that we continue to face the challenges and requirements of maintaining our internal control systems and procedures that we have not historically done prior to the reverse acquisition. For example, while we had developed strong accounting systems and procedures to prepare the reports required of a privately held company in China, the reverse acquisition required us to convert our financial reporting that was previously prepared in PRC generally accepted accounting principles to generally accepted accounting principles in the U.S. (“US GAAP”). Similarly, although we have historically relied on direct and extensive oversight of our systems and operations by our experienced management team, we recognized that we would need to implement additional and improved controls and procedures as our company grew and developed.

Based on the evaluation of our internal control over financial reporting, we determined that we have several weaknesses which could adversely affect our ability to initiate, authorize, record, process or report financial data in accordance with US GAAP. While the areas we identified are sources of potential risk, we do not believe that these potential risks have affected our financial statements or that there are any errors in our previously reported financial statements that would require restatement. The weaknesses we identified, which are considered to be material weaknesses were: (1) lack of sufficient internal staff with appropriate knowledge, experience, and training in the application of US GAAP, (2) lack of an appropriate level of company qualified resources to perform internal audit properly and inability to effectively communicate its accounting policies and procedures to its accounting staff resulting in inconsistent practice; and (3) the lack of a separate audit committee which effects our Board’s oversight ability. Based on our evaluation under the framework in Internal Control – Integrated Framework and because of the weakness we identified, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012.

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

Remediation Plan

We continue to devote resources to remediating, improving and documenting our disclosure controls and procedures and internal controls and procedures, including actively recruiting a new chief financial officer with US GAAP and SEC reporting experience, additional accounting, and finance staff, and consultants to assist with these functions, and implementing additional financial and management controls, reporting systems and procedures. These measures may not ensure the adequacy of our internal controls over our financial processes and reporting in the future.

Change in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position
LI Fuchao	42	Chairman of Board, Director
LI Jiantao	42	Director, President, Chief Executive Officer and Chief Financial Officer
SUN Zhaoqing	67	Director, Vice President,
WU Qichang	75	Chief Technology Officer
ZHENG Yang	41	Director

There are no arrangements or understandings between our directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Business Experience

LI Fuchao. Mr. LI Fuchao became chairman in February 2011. He founded Zhengzhou Annec in July 2003. He worked for Yuhua Industrial Co. Ltd. from 1996 to 2003. He has more than 15 years of experience in refractory material manufacturing industry. He has knowledge and experience in refractory material’s manufacture, market development, maintenance and strategic investment. He is responsible for the Company’s market development, maintenance and strategic investment.

LI Jiantao. Mr. LI Jiantao became our president, Chief Executive Officer and Chief Financial Officer in February 2011 and our director on March 4, 2011. He was also one of the founders of Zhengzhou ANNEC Industrial Co. Ltd He joined Zhengzhou Annec in July 2003. He worked for Attention Electricity Co., Ltd. from 1998 to 2003. Mr. LI Jiantao graduated from Jiaozuo Mining Institute in 1994 with a major in electric automatization. He has more than ten years’ experience in corporate management and marketing.  His is responsible for the Company’s market development, maintenance and strategic investment.

SUN Zhaoqing. Mr. Sun became our vice-president in February 2011 and our director on March 4, 2011. He joined Zhengzhou Annec in 2008. He has worked for several refractory material manufacturing firms before 2008. He graduated from Henan Normal University in 1967 with a major in math. He has more than 40 years’ experience in refractory material corporate management and manufacturing. He is responsible for the Company’s day-to-day operations.

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

ZHENG Yan. Ms. Zheng became our director on March 4, 2011. She has been a vice-president of High-Sky Asset management Co., Ltd since 2010. She became a vice-chairman of Shang Hai Peng Cheng glass Co., Ltd since 2008. She was a strategic development director of West Holding development Co., Ltd from 2004 to 2007. She was a marketing manager and vice-president of Shang Hai Ji Guo investment Co., Ltd from 1999 and 2003. Ms. Zheng worked at local Administration of Radio, Film and Television from 1994 to 1999. She received bachelor degree from He Nan normal university in 1994. Ms. Zheng familiar with corporate management and company strategy, and also have experience in investment.

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

In fulfilling its oversight responsibilities, the Board has reviewed and discussed the audited financial statements with management and discussed with the independent auditors the matters required to be discussed under PCAOB standrads. Management is responsible for the financial statements and the reporting process, including the system of internal controls. The independent auditors are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles.

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

Code of Conduct and Ethics

We have not adopted a Code of Conduct for our Chief Executive Officer and Senior Financial Officers.

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the “Commission”) initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on information available to us in public filings,  we believe that all reports required by Section 16(a) for transactions in the year ended December 31, 2012, were timely filed.

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

The following table sets forth the information, on an accrual basis, with respect to the compensation of our and Zhengzhou Annec's  executive officers for the fiscal years ended December 31, 2012 and December 31, 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

LI Fuchao(1)	2012	$14,264							$14,264
Chairman	2011	$15,079							$15,078

LI Jiantao(2)	2012	$13,861							$13,861
President, CEO and CFO	2011	$17,051							$17,051

SUN Zhaoqing(3)	2012	$14,596							$14,596
Vice president	2011	$16,237							$16,237

(1)	Mr. LI Fuchao serves as the chairman of Zhengzhou Annec.
(2)	Mr. LI Jiantao serves as the president, CEO, and CFO of Zhengzhou Annec.
(3)	Mr. SUN Zhaoqing serves as the vice president of Zhengzhou Annec.

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

Compensation Committee Interlocks and Insider Participation

We have not established a Compensation Committee and our Board of Directors continues to serve this function. No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other entity.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 23, 2013, we had a total of 19,995,701 shares of common stock outstanding and no shares of Series A Preferred Stock outstanding.

The following table sets forth, as of  March 23, 2013: (a) the names and addresses of each beneficial owner of more than five percent of our common stock known to us, the number of shares of common stock beneficially owned by each such person, and the percent of our common stock so owned; and (b) the names of each director and executive officer, the number of shares our common stock beneficially owned, and the percentage of our common stock so owned, by each such person, and by all of our directors and executive officers as a group. Unless otherwise indicated, the business address of each of our directors and executive offices is c/o Zhengzhou Annec Industrial Co. Ltd., 15/F, Central Bldg, 5 West St., Xinmi, Henan, China. Each person has sole voting and investment power with respect to the shares of our common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Common Stock

LI Fuchao, Chairman (2)	Common Stock	15,369,610	76.9%

LI Jiantao, Director, President, Chief Executive Officer, Chief Financial Officer	Common Stock	0	0

SUN Zhaoqing, Director, Vice President	Common Stock	0	0

WU Qichang, Chief Technology Officer	Common Stock	0	0

ZHENG Yang, Director	Common Stock	0	0

All Officers & Directors as a Group (5 people)	Common Stock	15,369,610	76.9%

More than 5% Holders
LI Ling (3)	Common Stock	1,921,202	9.6%

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

(3)           Includes shares held by High-Sky Assets Management Limited, a British Virgin Islands company. Ms. LI Ling is the sole director and shareholder.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

At December 31, 2012 and 2011, Zhengzhou Annec had loans payable to the Chairman (LI Fuchao) and a minority shareholder (FAN Yinling) in the aggregate amount of $407,767 and $764,461, respectively. Zhengzhou Annec and the lenders have not signed notes, there are no specific due dates, and no interest is paid on the loans. Money is transferred between the lenders and Zhengzhou Annec mainly for cash flow purposes. The amounts loaned and borrowed are short-term in nature and the balances at both year-ends are considered at the fair market value of the amounts owed. The following amounts were payable to the lenders as of December 31, 2012 and 2011:

	December 31,
	2012	2011

LI Fuchao	$214,150	$572,779
FAN Yinling	193,617	191,682
Total	$407,767	$764,461

Related Entities

The reverse acquisition of China Green  resulted in a change of control by issuance of our securities to the following entities and individuals:

•	New-Source Group Limited. New-Source Group Limited is our major shareholder which owns approximately 76.87% of our common stock on completion of the share exchange. Mr. LI Fuchao, our chairman, is a director of this entity. The shares of this entity are held by Ms. LI Ling who holds the shares for the benefit of Mr. LI Fuchao.

•	High-Sky Assets Management Limited . High-Sky Assets Management Limited owns approximately 9.61% of our common stock on completion of the share exchange. Ms. LI Ling is the director and shareholder of this entity.

•	Joint Rise Investment Limited. Joint Rise Investment Limited owns less than 5% of our common stock on completion of the share exchange. Mr. LEE Hon Wah is the director and shareholder of this entity.

•	Giant Harvest Investment Limited. Giant Harvest Investment Limited owns less than 5% of our common stock on completion of the share exchange. Ms. CHEUNG Yun Nai Annie is the director and shareholder of this entity.

•	Mr. Qian Yun Ting . Mr. Qian owns less than 2% of our common stock on completion of the share exchange.

Beijing Annec

On January 16, 2011, prior to the reverse acquisition transaction, Beijing Annec entered into a contractual agreement, or the VIE Agreement, with Zhengzhou Annec pursuant to which Beijing Annec became our VIE. The VIE structure is a common structure used to acquire PRC companies, particularly in certain industries where foreign investment is restricted or forbidden by the PRC government. The VIE Agreements include the following arrangements:

(1)              Exclusive Business Cooperation Agreement, as amended (“Cooperation Agreement”), where Zhengzhou Annec, in general, becomes Beijing Annec’s exclusive service provider to provide Beijing Annec with business support and technical and consulting services in exchange for an annual service fee equal to Beijing Annec’s net income for such year, which amount is payable upon request of Zhengzhou Annec;

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

As a result of the foregoing structure, we control 100% of Beijing Annec and have rights to all of Beijing Annec's audited total net income for such year revenues. In addition to the VIE agreement, as of December 31, 2012 and 2011, 96.3% of the equity ownership, of Beijing Annec was controlled by shareholders nominated by Zhengzhou Annec. The remaining 3.7% of the equity is owned by Mr. Li Fuchao. Thus, Beijing Annec is treated as a 100% owned subsidiary for accounting purposes.

Director Independence

We currently do not have any independent directors as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On February 28, 2011, we engaged Burr Pilger Mayer, Inc., or “BPM” as our independent registered public accounting firm. On June 28, 2012, our board of directors approved the dismissal of BPM. The Company notified BPM of this decision on June 28, 2012.

Concurrent with the decision to dismiss BPM as our independent registered public accounting firm, our board of directors appointed GHP Horwath, P.C. (“GHP”) as our independent registered public accounting firm.

Audit Fees. The aggregate fees for the annual audit of 2012 financial statements included in our Annual Report for the year ended December 31, 2012 are $160,000 and the fees for the reviews of our second and third quarter interim financial statements are $40,000. The total aggregate fees to GHP as discussed above amounted to $200,000.

The aggregate fees paid to BPM for the annual audit of financial statements included in our Annual Report for the year ended December 31, 2011 and the review of our quarterly reports for such year, amounted to $145,000. The fees paid to BPM for the review of our first quarter interim financial statements for 2012 amounted to $30,000.

Audit Related Fees. During the years ended December 31, 2012 and 2011 there were no fees relating to the performance of any other audit or review of our financial statements by BPM or GHP.

Tax Fees. During the years ended December 31, 2012 and 2011, there were no fees relating to professional tax services by BPM or GHP.

All Other Fees . During the years ended December 31, 2012 and 2011 there were no other fees relating to services provided by BPM or GHP.

The above-mentioned fees are set forth as follows in tabular form:

	2012	2011
Audit Fees to GHP	$200,000	$-
Audit Fees to BPM	$30,000	$145,000
Audit Related Fees	$-0-	$-0-
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-

The Company’s Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
No.	Description

2.1	Securities Exchange Agreement dated February 11, 2011 (2)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (2)
3.4	Certificate of Amendment of Certificate of Incorporation of E-Band Media, Inc. (3)
10.1	Exclusive Business Cooperation Agreement, dated January 16, 2011, between Zhengzhou Annec Industrial Co., Ltd. and Annec (Beijing) Engineering Technology Co., Ltd. (2)
10.2	Supplemental Agreement to Exclusive Business Cooperation Agreement, dated January 16, 2011 between Zhengzhou Annec Industrial Co., Ltd. and Annec (Beijing) Engineering Technology Co., Ltd. (2)
10.3	Equity Interest Pledge Agreement, dated January 16, 2011, among Zhengzhou Annec Industrial Co., Ltd., Li Fuchao, and Annec (Beijing) Engineering Technology Co., Ltd. (2)
10.4	Power of Attorney, dated January 16, 2011 by Li Fuchao (2)
10.5	Exclusive Option Agreement, dated January 16, 2011 among Zhengzhou Annec Industrial Co., Ltd., Li Fuchao, and Annec (Beijing) Engineering Technology Co., Ltd. (2)
10.6	Amendment To Supplemental Agreement to Exclusive Business Cooperation Agreement(4)
21.1	Subsidiaries of the Company (2)
31.1	Certification of Officers pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Officers pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document (5)
101.SCH	XBRL Taxonomy Extension Schema (5)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (5)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (5)
101.LAB	XBRL Taxonomy Extension Label Linkbase (5)
101.FRE	XBRL Taxonomy Extension Presentation Linkbase (5)

*	Filed herewith.
(1)	Incorporated by reference from Form 10/A filed with the SEC on December 3, 2010.
(2)	Incorporated by reference from Form 8-K filed with the SEC on February 11. 2011.
(3)	Incorporated by reference from Form 8-K filed with the SEC on May 11, 2011.
(4)	Incorporated by reference to from Form 8-K filed with the SEC on May 18, 2012
(5)	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANNEC GREEN REFRACTORIES CORPORATION

Dated: April 1, 2013	/s/ LI Jiantao
By: LI Jiantao
Its: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 1, 2013	/s/LI Fuchao
LI Fuchao, Chairman of the Board of Directors

Dated: April 1, 2013	/s/ LI Jiantao
LI Jiantao,
Director, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

Dated: April 1, 2013	/s/ ZHENG Yang
ZHENG Yang, Director

Dated: April 1, 2013	/s/ SUN Zhaoqing
SUN Zhaoqing, director

Annec green Refractories Corporation

Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

Annec Green refractories corporation

Consolidated Financial Statements

For the years ended December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Annec Green Refractories Corporation

We have audited the accompanying consolidated balance sheet of Annec Green Refractories Corporation and its subsidiaries as of December 31, 2012, and the related consolidated statements of income and comprehensive income, stockholder’s equity and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of Annec Green Refractories Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Annec Green Refractories Corporation and its subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/GHP Horwath, P.C.

Denver, Colorado

April 1, 2013

Report Of Independent Registered Public Accounting Firm

To the Board of Directors

of Annec Green Refractories Corporation

We have audited the accompanying consolidated balance sheets of Annec Green Refractories Corporation and its subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Annec Green Refractories Corporation and its subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.

Burr Pilger Mayer, Inc.
E. Palo Alto, California
April 24, 2012

Annec green refractories corporation

Consolidated Balance Sheets

	December 31,
	2012	2011

Assets

Current assets:
Cash	$380,579	$343,028
Restricted cash	6,469,826	1,571,166
Bank notes receivable	1,695,771	2,026,885
Accounts receivable (net of allowance of $1,481,307 and $792,367 at December 31, 2012 and 2011, respectively)	42,214,102	34,410,920
Retentions receivable (net of allowance of $531,203 at December 31, 2012)	13,237,473	11,570,262
Prepaid expenses and deposits	7,613,579	10,515,009
Other receivables	3,005,423	3,815,159
Inventories	25,555,534	34,418,964

Total current assets	100,172,287	98,671,393

Long-term retentions receivable (net of allowance of $1,172,860 at December 31,2012)	2,495,618	4,926,856
Deposits for capital expenditure		493,402
Plant and equipment, net	16,505,421	16,480,469
Construction in progress	690,655
Land use rights, net	2,258,796	2,225,555
Long-term investment	158,702	157,117

Total assets	$122,281,479	$122,954,792

Liabilities and stockholders' Equity

Current liabilities:
Short-term loans	$24,037,073	$15,218,314
Bank notes payable	2,221,834	1,571,166
Accounts payable and accrued expenses	19,662,185	19,315,558
Advances from customers	14,535,685	29,726,898
Salaries payable	401,536	530,219
Taxes payable	5,215,355	3,301,944
Related party payables	407,767	764,461
Loans payable to employees	2,027,032	1,619,827
Loans payable to other individuals	4,372,570	6,481,374
Other payables	3,582,618	3,680,223

Total current liabilities	76,463,655	82,209,984

Deferred income	2,776,599	2,812,556
Long-term loans	622,114	923,846

Total liabilities	79,862,368	85,946,386

Stockholders' equity:
Series A preferred stock, $0.0001 par value; 20,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 19,995,701 issued and outstanding at December 31, 2012 and 2011	2,000	2,000
Additional paid-in capital	2,661,026	2,661,026
Statutory reserve	1,385,966	1,385,966
Retained earnings	36,346,896	31,311,752
Accumulated other comprehensive income	2,023,223	1,647,662

Total stockholders' equity	42,419,111	37,008,406

Total liabilities and stockholders' equity	$122,281,479	$122,954,792

See accompanying notes to the consolidated financial statements.

Annec Green refractories corporation

Consolidated Statements of Income And Comprehensive Income

	Year Ended
	December 31,
	2012	2011

Revenues:
Products	$75,312,493	$91,291,849
Services	9,445,602	3,088,557

Total revenues	84,758,095	94,380,406

Cost of revenues:
Products	45,016,916	56,442,411
Services	8,141,406	1,769,834

Total cost of revenues	53,158,322	58,212,245

Gross profit	31,599,773	36,168,161

Operating expenses:
Sales and marketing	12,905,016	15,324,847
General and administrative	9,064,914	4,736,057

Total operating expenses	21,969,930	20,060,904

Income from operations	9,629,843	16,107,257

Other income (expense):
Interest income	324,106	278,713
Interest expense	(4,153,272)	(3,421,836)
Other income, net	315,268	462,822

Total other expense	(3,513,898)	(2,680,301)

Income before provision for income taxes	6,115,945	13,426,956

Provision for income taxes	1,080,801	2,117,388

Net income	5,035,144	11,309,568

Other comprehensive income:
Foreign currency translation adjustment	375,561	1,071,144

Comprehensive income	$5,410,705	$12,380,712

Net income per share-basic and dilutive	$0.25	$0.57
Shares used in computing net income per share-basic and dilutive	19,995,701	19,995,701

 See accompanying notes to the consolidated financial statements.

Annec Green refractories corporation

Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid In	Statutory	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	reserve	earnings	Income	Equity
Balance at December 31, 2010	19,995,701	$2,000	$2,661,026	$1,385,966	$20,700,451	$576,521	$25,325,964
Dividends					(698,267)		(698,267)
Net income					11,309,568		11,309,568
Currency translation adjustment, net of tax						1,071,141	1,071,141
Balance at December 31, 2011	19,995,701	2,000	2,661,026	1,385,966	31,311,752	1,647,662	37,008,406
Net income					5,035,144		5,035,144
Currency translation adjustment, net of tax						375,561	375,561
Balance at December 31, 2012	19,995,701	$2,000	$2,661,026	$1,385,966	$36,346,896	$2,023,223	$42,419,111

See accompanying notes to the consolidated financial statements.

ANNEC GREEN REFRACTORIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2012	2011

Cash flows from operating activities:
Net income	$5,035,144	$11,309,568
Adjustments to reconcile net income to net cash used in operating activities:
Non cash interest expense, discount on bank notes receivable	1,294,915	1,143,668
Depreciation and amortization	1,781,836	1,436,151
Provision for bad debt	2,384,136	219,016
Provision for obsolete inventory	880,562	-
Loss on inventory spoilage and waste	1,392,796	-
Loss on sale of plant and equipment	13,214	56,721
Change in assets and liabilities:
Restricted cash	(4,881,020)	2,960,729
Bank notes receivable	(943,471)	(2,060,740)
Accounts receivable, retentions receivable and long-term retentions receivable	(9,455,981)	(23,689,256)
Prepaid expenses and deposits	3,006,466	(4,632,462)
Other receivables	847,935	1,767,577
Inventories	6,934,116	(7,670,734)
Bank notes payable	634,578	(3,861,899)
Accounts payable and accrued expenses	237,414	7,553,729
Advances from customers	(15,485,609)	5,702,110
Salaries payable	(133,986)	76,748
Taxes payable	1,879,397	664,453
Deferred income	(64,322)	(171,673)
Other payables	(134,521)	1,665,500
Net cash used in operating activities	(4,776,401)	(7,530,794)

Cash flows from investing activities:
Deposits for capital expenditure	-	(513,246)
Purchase of plant and equipment	(1,414,476)	(2,134,540)
Purchase of land use rights	(57,263)	-
Proceeds from sale of plant and equipment	128,665	80,327
Net cash used in investing activities	(1,343,074)	(2,567,459)

Cash flows from financing activities:
Payments of dividends	-	(698,267)
Proceeds from loans to related parties, employees, and other individuals	390,713	4,364,254
Payment of loans to related parties, employees, and other individuals	(2,537,707)	(782,951)
Proceeds from short-term borrowings	27,978,551	19,139,569
Payment of short-term borrowings	(19,316,559)	(12,806,055)
Payment of long-term borrowings	(310,943)	(302,773)

Net cash provided by financing activities	6,204,055	8,913,777

Net increase (decrease) in cash	84,580	(1,184,476)

Effect of exchange rate changes	(47,029)	22,533

Cash at beginning of year	343,028	1,504,971

Cash at end of year	$380,579	$343,028

Noncash financing and investing activities:
Reduction of accounts payable through disposal of plant and equipment	$85,803	$34,566
Reduction of accounts receivable through addition of plant and equipment	$548,910	$45,407

Supplemental disclosure of cash flow information:
Interest paid	$2,533,273	$1,651,498
Income taxes paid	$540,149	$852,670

See accompanying notes to the consolidated financial statements.

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

1.	Business of the Company

On February 11, 2011, Annec Green Refractories Corporation, formerly E-Band Media, Inc. (“E-Band Media”) entered and closed a Share Exchange Agreement (“Share Exchange Agreement”), with certain shareholders and warrant holders, Dean Konstantine, Muzeyyen Balaban, Bernieta Masters, and Linda Masters, and with China Green Refractories Limited , a BVI corporation (“China Green”), and its shareholders, New-Source Group Limited, a BVI company, High-Sky Assets Management Limited, a BVI company, Joint Rise Investments Limited, a BVI company, Giant Harvest Investment Limited, a BVI company, and Mr. QIAN Yun Ting (collectively the “China Green Shareholders”), pursuant to which E-Band Media acquired 100% of the issued and outstanding capital stock of China Green in exchange for 19,220 shares of E-Band Media’s Series A Convertible Preferred Stock (“Series A Preferred Stock”). Pursuant to the terms of the Share Exchange Agreement, E-Band Media agreed to affect a 1-for-14.375 reverse stock split (“Reverse Split”) of its outstanding common stock. The Reverse Stock Split was affected on April 18, 2011. In addition, pursuant to the Share Exchange Agreement, the China Green shareholders acquired all 695,652 shares (10,000,000 pre-reverse split shares) of E-Band Media’s common stock from Dean Konstantine (“Controlled Shares”) and all outstanding warrants of E-Band Media from Muzeyyen Balaban, Bernieta Masters, and Linda Masters, representing warrants to purchase up to 347,826 shares (5,000,000 pre-reverse split shares) of our common stock (“Warrants”) for an aggregate purchase price of $250,000 and 100 shares of Series A Preferred Stock held by China Green shareholders. The Warrants were cancelled by the China Green shareholders pursuant to the Share Exchange Agreement. As part of the Exchange Agreement, the 19,220 shares of Series A Preferred Stock were converted to 19,220,000 post-reserve split shares of common stock. As a result of the Share Exchange Agreement, the China Green shareholders owned 96% of our issued and outstanding common stock on an as-converted common stock basis as of and immediately after the effectiveness of the Reverse Split as contemplated by the Share Exchange Agreement.

The consolidated financial statements have been prepared with the effect of the merger of China Green and E-Band Media, Inc. as a reverse acquisition of assets and a recapitalization in accordance with accounting principles generally accepted in the United States. For accounting purposes, China Green is considered to have acquired E-Band Media, Inc. in the merger and E-Band Media, Inc. does not meet the definition of a business in accordance with ASC Topic 805-10, Business Combinations , because E-Band Media, Inc. had no assets or liabilities at the time of closing of the merger Consequently, no goodwill or other intangibles were recorded as part of acquisition accounting and the cost of the merger is measured at net assets acquired. Stockholders’ equity and earnings per share of the Company has been retroactively restated as if the merger had taken place as of January 1, 2011. The impact to stockholders’ equity and earnings per share for the period January 1, 2011 through February, 2011 was not significant.

History of E-Band Media, Inc.

E-Band Media was organized under the laws of the State of Delaware on April 29, 2010 as part of the implementation of the Chapter 11 plan of reorganization of AP Corporate Services, Inc. (“AP”). AP was incorporated in the State of Nevada in 1997 and was formed to provide a variety of services to small, entrepreneurial businesses. These services included business planning, market research, accounting advice, incorporation, and resident agent services. Between 1997 and 1999, AP’s business focus changed. In addition to providing business services, AP began to own and develop businesses related to the medical professions. In 1999 AP organized E-Band Media.com with the intent of offering live “chat” consultations via the internet with nurses and physicians. A website was developed but it was unable to generate significant revenues and the site was terminated prior to AP’s bankruptcy filing in 2008.

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

Continued

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

1.	Business of the Company , continued

History of E-Band Media, Inc. , continued

As stated in the plan of reorganization ordered by the Court, these shares were issued “to enhance the distribution to creditors,” i.e. to enhance their opportunity to recover the losses they sustained in the AP bankruptcy. To this end, AP, by and through its President, agreed “to use its best efforts to have the shares publicly traded on the Over-The-Counter market in order to provide an opportunity for liquidity to the creditors” (from the Court approved “Disclosure Statement” describing the Plan of Reorganization). Subsequent to the effectiveness of the plan of reorganization the Company issued 695,652 restricted shares (10,000,000 pre-reverse split shares) of common stock to its President, Dean Konstantine, at par value ($0.0001) for services rendered and costs advanced totaling $1,000.

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

Alex Industrial was incorporated in Hong Kong on April 1, 2010 by China Green to acquire Zhengzhou Annec Industrial Co., Ltd. (“Zhengzhou Annec”) and Zhengzhou Annec’s subsidiary Annec (Beijing) Engineering Technology Co., Ltd. (Beijing Annec). Under Alex Industrial’s Memorandum of Association, the capital of Alex Industrial is divided into 10,000 shares at $1.00 each. On March 26, 2010, China Green purchased 100 founder shares in the amount of $100. On January 14, 2011 , China Green purchased all of the outstanding shares of Zhengzhou Annec for the total consideration of $2,980,998. As a result of this transaction, the controlling equity holders of Zhengzhou Annec continued to hold 98% of the outstanding equity of Zhengzhou Annec through their direct or beneficial ownership of China Green. Accordingly, this transaction was accounted for as an exchange among related parties and all assets and liabilities were transferred at their net book value.

Zhengzhou Annec was established in 2003, a Company Limited, registered in Xinmi City Henan province in the People’s Republic of China (“PRC” or “China”) with initial registered capital of $730,000. On October 8, 2003, the shareholders of Zhengzhou Annec reached a resolution to increase the registered capital of Zhengzhou Annec from $730,000 to $3.0 million. On January 14, 2011, Zhengzhou Annec became the wholly owned subsidiary of Alex Industrial and , accordingly, became a wholly-foreign owned enterprise (WFOE) under Chinese law.

Continued

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

1.	Business of the Company , continued

History of China Green Refractories Limited , continued

Beijing Annec was established in January 2008 in Xuanwu district Beijing as a Company Limited, registered in Beijing, PRC, with approximately $900,000 as its initial registered capital. In 2010, Beijing Annec’s registered capital was increased from $900,000 to approximately $2.8 million. 100% of Beijing Annec’s equity is owned or controlled through assignment by Fuchao Li. On January 16, 2011, Beijing Annec entered into a contractual agreement, or the VIE agreement, with Zhengzhou Annec. The VIE Agreement includes the following arrangements:

(1)	Exclusive Business Cooperation Agreement, as amended (“Cooperation Agreement”), where Zhengzhou Annec, in general, becomes Beijing Annec’s exclusive service provider to provide Beijing Annec with business support and technical and consulting services in exchange for an annual service fee equal to Beijing Annec’s net income for such year, which amount is payable upon request of Zhengzhou Annec;

(2)	Equity Interest Pledge Agreement (“Pledge Agreement”) under which Fuchao Li the 100% owner of all of the equity interest in Beijing Annec, has pledged all of his equity interest in Beijing Annec to Zhengzhou Annec as a guarantee of Beijing Annec’s performance of its obligations under the Cooperation Agreement;

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

As a result of the foregoing structure, the company controls 100% of Beijing Annec. In addition to the VIE agreement, 96.3% of the equity ownership, as of December 31, 2012, of Beijing Annec is controlled by shareholders nominated by Zhengzhou Annec and Mr. Li. The remaining 3.7% of the equity is owned by Mr. Li. Thus, Beijing Annec is treated as a 100% owned subsidiary for accounting purposes.

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

Continued

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

1.	Business of the Company , continued

Business Description , continued

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U. S. GAAP). The consolidated financial statements include the balances and results of Zhengzhou Annec and Beijing Annec (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U. S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. Significant estimates and assumptions are used for, but not limited to: (1) allowance for doubtful accounts, (2) economic lives of property, plant, and equipment, (3) asset impairments, (4) percentage of completion on construction projects, and (5) contingency reserves. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on our operating results.

Cash

Cash consists primarily of cash on hand or cash deposits in banks that are available for withdrawal without restriction.

Restricted Cash

Restricted cash represents cash that is held by the banks as collateral for bank notes payable (see Note 10).

Continued

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies , continued

Bank Notes

Bank notes receivable represents short-term notes receivable issued by the customer and an accepting bank that entitles the Company to receive the full face amount from the accepting bank at maturity, which is generally six months from the date of issuance. Bank notes receivable are typically sold at a discount prior to maturity, and the discount is included in interest expense. Historically, the Company has experienced no losses on bank notes receivable.

Bank notes payable represent notes issued by an accepting bank in favor of the Company’s suppliers. The Company’s suppliers receive payments from the accepting bank directly upon maturity of the notes, and the Company is obliged to repay the face value of the notes to the accepting bank.

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based on an estimate of the amounts that may be uncollectible. On a monthly basis, the Company examines all significant past due amounts. The Company considers the age of the receivable, the financial standing and credit rating of the customer, and the history of payments or guarantee of payment made by the customer. Many of the Company’s contracts are with large Chinese government-backed organizations with an excellent but slow payment history. Normal payment terms for custom contract sales are: (i) 30% of the contract price as advanced payment after signing of the contract which is used to buy materials and production; (ii) 30% of the contract price will be collected when production is finished and goods are inspected by the customer; (iii) 30% of the contract price will be received after the completion of refractory installation and testing by the customer; and (iv) the final installment of 10% (retentions) is usually due one to two years after the stove is put into service to allow for quality guarantee. Such retentions are presented as retentions receivable or long-term retentions receivable on the consolidated balance sheets.

Estimated warranty costs, if material, are accrued at the time of sales. Such costs have not been material to date.

Concentration of Credit and Other Risks

Financial instruments which potentially subject to concentrations of credit risk consist principally of cash, restricted cash, bank notes receivable, accounts receivable and other receivables. The Company holds all of its bank deposits with banks in China. In China, there is no equivalent federal deposit insurance as in the United States; as such, these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through December 31, 2012. In an effort to mitigate any potential risk, the Company periodically evaluates the credit quality of the financial institutions which hold the bank deposits and the Company holds its cash in multiple banks supported by the local and Central Government of the PRC.

The Company does not require collateral or other security to support the trade receivables. The Company is exposed to credit risk in the event of nonpayment by customers to the extent of amounts recorded on the balance sheet. One customer (A) accounted for 21% and 25% of trade receivables balance as of December 31, 2012 and 2011, respectively. An additional customer (B) accounted for 19% and 16% of trade receivables balance as of December 31, 2012 and 2011, respectively.

Continued

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies , continued

Concentration of Credit and Other Risks, continued

One customer (C) individually accounted for 19% of our revenue for the year ended December 31, 2012, and one customer (A) individually accounted for 24% of our revenue for the year ended December 31, 2011.

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economical, and legal environment in the PRC. The Chinese Government controls its foreign currency reserves through restrictions on imports and conversion of Renminbi (RMB) into foreign currency. Between January 2008 and December 2012, the exchange rate between RMB and U. S. Dollars (USD) has fluctuated from USD $1.00 to RMB 7.3141 and USD $1.00 to RMB 6.3011, respectively. There can be no assurance that the exchange rate will remain stable. The Renminbi could appreciate or depreciate against the U. S. Dollar. The Company’s financial condition and results of operations may also be affected by changes in the value of certain currencies other than the Renminbi in which its earnings and obligations are denominated.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on an average cost basis, which approximates actual cost on a weighted average method. Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration, and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess or obsolescence and charged to cost of revenue.

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

2.	Summary of Significant Accounting Policies , continued

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

Land Use Rights

In the PRC there is no land ownership, but land use rights can be obtained. The Company has acquired land use rights for the areas where the Company’s manufactory facilities are located. Land use rights are stated at cost less accumulated amortization. Amortization expense is recorded on a straight-line basis over the term of the land use rights. Land use rights are an intangible asset. The Company reviews intangible assets for impairment periodically and at least annually.

Long-term Investment

Long-term investment represents an investment the Company has in a regional bank within China. We do not hold a greater than 5% interest, and we have determined that we do not have significant control or influence in the bank. Accordingly, we record the investment at cost. Our investment is in a private company where there is no market to determine the value of the investment.

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company, including long-term investments, are reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be recoverable (carrying amount exceeds the gross, undiscounted cash flows from use and disposition), then an impairment loss is recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s or asset group’s fair value. Through December 31, 2012, there was no impairment of the Company’s long-lived assets.

Continued

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies , continued

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

Level 2– observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that is observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

Continued

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies , continued

Government Assistance

The Company is currently the beneficiary of government grants that are generally intended to be used towards capital technology improvement with the end goal of increased production and energy efficiency. These grants are recorded as deferred income in the liabilities section of the balance sheet when cash is received and are accreted into non-operating income over the life of the asset, to the extent that the grant is related to an asset. For grants not related to any assets in certain cases, the Company records non-operating income when earned. The government grant income included in other income amounted to approximately $311,154 and $235,008 for the years ended December 31, 2012 and 2011, respectively.

Foreign Currency Translation

The accompanying financial statements are presented in United States Dollars. We use the United States Dollar as our reporting currency, primarily because our shares were previously quoted on the OTCBB and currently quoted on the OTCQB in the United States. The functional currency of our Company is the Renminbi, the official currency of the PRC. Capital accounts of the financial statements are translated into United States Dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rates for the years ended December 31, 2012 and 2011. Items in the Company’s consolidated statements of cash flows are translated using a weighted average exchange rate, which approximates the exchange rate in effect at the time of the cash flows. For all periods reported, there were no transactions outside the PRC; thus, all of our transactions are in RMB, our functional currency. Currency translation adjustments from translation to U.S. Dollars for financial reporting purposes are recorded in other comprehensive income (loss) as a component of equity.

A summary of the conversion rates for the periods presented is as follows:

	December 31,
	2012	2011

Year end RMB: U.S. Dollar exchange rate	6.3011	6.3647
Average RMB: U.S. Dollar exchange rate	6.3034	6.4735

Continued

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies , continued

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

Beijing Annec enters into contracts to design and build blast furnaces and hot-air stoves and recognizes revenues during the construction period using the percentage of completion method. Most of the contracts are fixed-price contracts, which typically provide for a stated contract price and a specified scope of the work to be performed. Beijing Annec estimates the percentage of the job that is complete using variations of the cost-to-cost method. Cost is used as the primary indicator, but the Company also considers contract milestones and work in progress from subcontractor companies. If the estimate of costs left to be incurred plus actual costs already incurred exceeds the total revenue to be expected from a contract, then the full amount of the difference is recognized in the current period as a loss and is presented on the consolidated balance sheet as a current liability. Beijing Annec also generates revenue from the sale of a variety of machines and equipment which the Company purchases from vendors. Beijing Annec recognizes revenue from this type of sale when the machines and equipment have been delivered and accepted by the customer.

During 2011, Zhengzhou Annec began entering into certain short-term contracts to build blast furnaces and hot blast stoves. These contracts have an average duration of approximately three to six months and do not exceed a period of one year. Zhenghzhou Annec recognizes revenue on these contracts based on the same basis as Beijing Annec.

Sales Returns Allowance

We estimate future product returns related to current period product revenue. We analyze historical returns, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance. Significant management judgment and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Based on our analysis, we did not record any provision for sales returns as of December 31, 2012 and 2011. There were no significant sales returns.

Continued

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies, continued

Shipping and Handling Costs

Shipping and handling costs billed to customers are recorded in revenues. Shipping and handling expense included in selling expenses amounted to $3,421,467 and $5,644,113 for the years ended December 31, 2012 and 2011, respectively.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes (ASC 740). ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There were no significant deferred tax assets or liabilities during the years ended December 31, 2012 and 2011.

The Interpretation provisions of ASC 740, Income Taxes, on January 1, 2009, accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in our financial statements. The Interpretation also provides guidance for the measurement and classification of tax positions, interest and penalties, and requires additional disclosure on an annual basis. The ongoing recognition of changes in measurement of uncertain tax positions will be reflected as a component of income tax expense. Interest and penalties incurred associated with unresolved income tax positions are included in other income (expense).

Earnings per share

Basis and diluted net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period which includes the effect of 1-for-14,375 reverse stock split stipulated it in the Share Exchange Agreement and the automatic conversion of the 19,220 Series A preferred shares into common stock at a 1-for-1,000 conversion rate. There are no warrants, options, or other common stock equivalents outstanding. A reconciliation of the numerator and denominator of basic and diluted net income per common share is provided as follows:

	December 31
	2012	2011
Net income	$5,035,144	$11,309,568
Denominator
Common shares issued and outstanding	19,995,701	19,995,701

Weighted-average common stock outstanding	19,995,701	19,995,701

Reclassification

Certain amounts reported in the 2011 consolidated statement of cash flows have been reclassified to conform to the 2012 presentation. The Company determined that the net change in bank notes receivable and payable should be reclassified from investing and financing activities, respectively, to operating activities, because such receivables and payables arise directly in connection with the sale of products and purchases of raw materials. The net change in restricted cash used to secure the related payables has also been reclassified from financing activities to operating activities. As a result of the reclassifications, net cash used in operating activities increased by $1,818,242, net cash used in investing activities increased by $2,043,657, and net cash provided by financing activities increased by $3,861,899 from the amounts previously presented in the December 31 2012 statement of cash flows. There was no impact to the Company’s December 31, 2012 consolidated balance sheet or statement of operations and no impact to the net decrease in cash for the period ended December 31, 2012.

Continued

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. Some of the accounting standards issued are effective after the end of the Company’s previous fiscal years, and therefore may be applicable to the Company. Management has not identified any standards that it believes will have a significant impact on the Company’s consolidated financial statements.

Continued

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

3.	Accounts Receivable

The components of the Company’s net accounts receivable are as follows:

	December 31
	2012	2011

Amounts billed	$31,619,504	$30,424,588
Amounts unbilled	10,594,598	3,986,332

Total	$42,214,102	$34,410,920

4.	Retentions Receivable

The Company enters into sales contracts with customers that provide for a retainage provision in which the customers can retain a portion of the payment, generally 10% of the contract price, until the stoves the Company built or refractory materials supplied are proven to be of good quality. The retention period is usually one to two years from the first day the stoves are placed into service. The current portion on the balance sheet represents amounts due within a year. The long-term portion represents the amounts that are due over a year or that are already over a year old.

The following table shows the components of net retentions receivable from long-term contracts:

	December 31
	2012		2011
	Current retentions receivable	Long-term retentions receivable	Current retentions receivable	Long-term retentions receivable
Chinese government or province owned customers:
Amounts billed and due	$585,832	$342,871	$794,088	$3,368,750
Amounts billed and not due	7,218,256	1,098,770	6,113,772	87,671
	7,804,088	1,441,641	6,907,860	3,456,421
Commercial customers:
Amounts billed and due	512,115	319,021	178,392	1,470,435
Amounts billed and not due	4,921,270	734,956	4,484,010	-
	5,433,385	1,053,977	4,662,402	1,470,435
Total, net	$13,237,473	$2,495,618	$11,570,262	$4,926,856

The balances billed but not due by customers pursuant to retainage provisions in contracts will generally be due one to two years after the blast furnaces or hot air stoves are placed in service by the customers.

5.	Other Receivables

The components of the Company’s other receivables are as follows:

	December 31,
	2012	2011

Other receivables–individuals and employees	$1,214,957	$1,713,371
Other receivables–companies	678,423	1,097,453
Security deposits	1,112,043	1,004,335

Total other receivables	$3,005,423	$3,815,159

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

Continued

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

6.	Inventories

The components of the Company’s inventories are as follows:

	December 31,
	2012	2011

Raw materials	$3,839,230	$4,100,556
Work in process	191,781	692,465
Finished goods	21,524,523	29,625,943
Total inventories	$25,555,534	$34,418,964

Continued

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

7.	Plant and Equipment, net

The components of the Company’s plant and equipment are as follows:

	December 31,
	2012	2011

Plants and buildings	$15,180,863	$14,352,338
Machinery and equipment	4,703,072	4,499,602
Vehicles	2,321,267	1,763,312
Others	541,106	462,897

	22,746,308	21,078,149
Less accumulated depreciation	(6,240,887)	(4,597,680)

Total plant and equipment, net	$16,505,421	$16,480,469

Depreciation expense related to property and equipment was $1,735,347 and $1,389,879 for the years ended December 31, 2012 and 2011, respectively. The Company recorded a loss on sale of property and equipment of $13,214 and $56,721 for the years ended December 31, 2012 and 2011, respectively.

8.	Land Use Rights, net

The components of the Company’s land use rights are as follows:

	Estimated
	Remaining Life	December 31,
		2012	2011

Land use rights	46.90 years	$2,399,645	$2,314,389
Less accumulated amortization		(140,849)	(88,834)

Total land use rights, net		$2,258,796	$2,225,555

Amortization expense related to land use rights was $46,489 and $46,272 for the years ended December 31, 2012 and 2011, respectively. The difference between the amortization expense and accumulated amortization is due to exchange rate differences, as we translate expense using an average exchange rate for the fiscal year and translate the accumulated amortization using the fiscal year end exchange rate.

Continued

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

8.	Land Use Rights, net , continued

Amortization of land use rights attributable to future periods is as follows:

Period ending December 31:
2013	$46,489
2014	46,489
2015	46,489
2016	46,489
2017	46,489
Thereafter	2,026,351

$2,258,796

9.	Short-Term Loans

The components of the Company’s short-term loans are as follows:

December 31,
2012	2011

$24,037,073	$15,218,314

On December 31, 2012, the company has thirteen loans with seven different banks that are due within one year. The weighted average interest rates are 7.03% and 7.16% for the years ended 2012 and 2011, respectively. Eight of the short-term loans (with an outstanding balance of approximately $15,077,000 at December 31, 2012) are guaranteed by third parties, Beijing Annec, or Fuchao Li, the Company’s chairman. Three of the loans (with an outstanding balance of approximately $3,326,000 at December 31, 2012) are collateralized by the Company’s office building, land use rights, or machinery and equipment. Two of the loans (with an outstanding balance of approximately $5,634,000 at December 31, 2012) are secured by cash deposits of the Company.

10.	Bank Notes Payable

The components of the Company’s bank notes payable are as follows:

December 31,
2012	2011

$2,221,834	$1,571,166

Bank notes payable represent bank notes paid to the Company’s vendors for purchase of inventory. At December 31,2012, the Company had bank notes payable with three different banks with maturity dates of nine months. All are noninterest-bearing notes, but generally require fees of approximately 0.05%. The notes payable require cash to be held in reserve of 100% of the total outstanding notes payable balance. Cash held by the bank as collateral is included in restricted cash.

Continued

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

11.	Advances from Customers

The Company’s customer deposits consists of amounts payable to various customers for deposits received and prepayments received from customers for products to be delivered or services to be performed.

12.	Long-Term Loans

The long-term loan due on December 13, 2015, bears interest at 7.15%, and is secured by one of the Company’s office buildings .

Future minimum payments for the long-term loan are as follows:

Period ending December 31:
2014	$311,057
2015	311,057

$622,114

13.	Related Party Transactions

At December 31, 2012 and 2011, the Company had loans payable to the Chairman (Fuchao Li), and a minority shareholder (Yinling Fan) of the Company. The Company and these parties have not signed notes, there are no specific due dates, and no interest is paid on the loans. Money is transferred between these parties and the Company mainly for cash flow purposes. The amounts loaned to the Company are short-term in nature. The following amounts were payable to these parties as of December 31, 2012 and 2011:

	December 31,
	2012	2011

Fuchao Li	$214,150	$572,779
Yinling Fan	193,617	191,682

	$407,767	$764,461

During the year ended December 31, 2012, the Company repaid $358,629 to Fuchao Li. There was no other activity in these payables during the year ended December 31, 2012.

Continued

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

14.	Income Taxes

The Company is subject to applicable local tax statutes and is governed by the Income Tax Law of the PRC and local income tax laws (the “PRC Income Tax Law”).

Zhengzhou Annec qualified as a hi-tech corporation and was accorded certain tax incentives for said designation. Accordingly, Zhengzhou Annec maintained tax at a statutory rate of 15% for the years ended December 31 2012 and 2011, and expects that thereafter will become subject to a rate of 25% unless Zhengzhou Annec applies for and receives a further tax holiday for the succeeding five years. The tax savings due to this tax holiday is approximately $711,140 (or $0.04 per ordinary share) and $1,371,300 (or $0.07 per ordinary share) for the years ended December 31, 2012 and 2011, respectively.

Beijing Annec is subject to taxes at a statutory rate of 25%.

Per PRC Enterprise Income Tax (EIT), assessments shall be completed before the end of May every year. Based on PRC regulations, the tax authority conducts reviews of the EIT returns once a year. Based on PRC tax regulations, the tax authority has rights to review for underpaid or unpaid taxes for a period of three years. If an amount of underpaid or unpaid taxes exceeds RMB 100,000, the tax authority has rights to review for five years. If any tax evasion is involved, there is no time limitation for review.

Annec Green Refractories Corporation is incorporated in the state of Delaware, United States and thus the Company is also subject to applicable U.S. tax statutes effective for the years ended December 31, 2012 and 2011, respectively.

As of December 31, 2012 and 2011, the Company is not in any uncertain tax positions and thus has no accrued interest and penalties related to those matters.

VAT tax receivables and VAT tax payables are netted and reported as a liability under taxes payable in the amount of $2,575,614 and $696,898 as of December 31, 2012 and 2011, respectively.

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

Income before provision of income taxes:

	Year Ended December 31
	2012	2011

U.S. operations	$-	$-
China operations	6,115,945	13,426,956

Total	$6,115,945	$13,426,956

Continued

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

The provision for income taxes includes:

	Year Ended December 31
	2012	2011
Current
U.S.	$-	$-
China	1,080,801	2,117,388
Total current	1,080,801	2,117,388

Deferred
U.S.	-	-
China	-	-
Total deferred	-	-
Total net provision for income taxes	$1,080,801	$2,117,388

The following is a reconciliation of the provision for income tax at the U.S. tax rate to the income tax reflected in the Consolidated Statement of Income and Comprehensive Income:

	Year Ended December 31,
	2012	2011

Tax expense at statutory rate - U.S.	35.0%	35.0%
Rate differential between U.S. and China	(10.0)%	(10.0)%
Foreign income tax rate – PRC	25.0%	25.0%
Effect of favorable tax rate	(10.0)%	(10.0)%
Other items	2.7%	.8%
	17.7%	15.8%

Continued

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

15.	Statutory Reserves

In accordance with the relevant laws and regulations of the PRC, the Company’s PRC subsidiaries are required to allocate at least 10% of their after tax profits to a statutory surplus reserve until the reserve balances reach 50% of their respective registered capital. The reserve may be used to offset accumulated losses or to increase the registered capital, subject to approval from the PRC authorities, and are not available for dividend distribution to equity owners. As of December 31, 2012, the Company had fulfilled the 50% statutory reserve contribution requirement; therefore, no further transfers are required.

16.	Commitments and Contingencies

Third Party Guarantees

In 2012 and 2011, the Company had agreements with third-party entities in which the Company has guaranteed certain debt of these entities, and these entities have guaranteed certain debt of the Company. As of December 31, 2012, the Company was a debt guarantor to three third-party entities (six third-party entities as of December 31, 2011). The maximum guaranteed amount is approximately $24,758,000 as of December 31, 2012. The total guaranteed outstanding borrowings by these parties are approximately $20,473,000 as of December 31, 2012. All but one of the guarantee agreements are for debt with maturities of one year or less, and mature through December 2013. One of the guarantee agreements is for debt of $3,174,049 as of December 31, 2012, and matures in March 2014.

These same parties disclosed above also act as debt guarantors on certain of the Company’s debt with a maximum guaranteed amount of approximately $17,933,000 as of December 31, 2012. As of December 31, 2012, the Company’s loans guaranteed by these parties are approximately $12,696,000. The Company has not historically incurred any losses due to such debt guarantees, and the Company has determined that the fair value of the guarantees is not material.

Leases

The Company has non-cancelable operating lease agreements principally for its office and factory facilities. These leases have terms expiring in 2013 and April 2014, and are renewable subject to negotiation.

During 2010, the Company entered into operating lease agreements with several county governments of Xinmi City to lease three parcels of land where the Company’s factories are located. These lease terms are for fifty years through August 2059. The rent for the land is approximately $52,900 per year.

Total rent expense for the leases as mentioned above was $300,261 and $311,159 in 2012 and 2011, respectively. A summary of future minimum lease payments as of December 31, 2012 is presented below.

Period ending December 31:
2013	$293,653
2014	109,251
2015	52,911
2016	52,911
2017	52,911
Thereafter	2,204,642
$2,766,279

Continued

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

17.	Segment Reporting

The Company has two reportable segments: Zhengzhou Annec and Beijing Annec. These segments operate in different geographical areas of China and employ separate management and sales teams. The Zhengzhou Annec segment primarily manufactures and sells a variety of refractory bricks and kits of pre-assembled hot-air ovens. In 2011, Zhengzhou Annec began to enter into contracts to design and build furnaces and stoves. These projects are generally for a term of one year or less. The Beijing Annec segment designs and builds blast furnaces and hot-air stoves on a contract basis and uses subcontractors throughout the construction process. Beijing Annec’s contracts are generally for projects with a term of one year or longer. The Beijing Annec segment purchases substantially all of its bricks and related products from Zhengzhou Annec. In addition, Beijing Annec also sells a variety of machines and equipment which are required as part of the entire blast furnace and hot-air stove package. The Company purchase these machines and equipment from outside vendors and generally sell them at cost plus a small mark-up.

All revenues are related to end customers in China.

Information on reportable segments for the years ended December 31, 2012 and 2011 is as follows:

	Year Ended December 31
	2012		2011
	External customers	Inter- segment	External customers	Inter- segment
Revenues:
Zhengzhou Annec	$76,747,244	$2,425,838	$88,830,719	$2,231,319
Beijing Annec	8,010,851	260,990	5,549,687	-
Total	84,758,095	2,686,828	94,380,406	2,231,319

Cost of revenues:
Zhengzhou Annec	48,279,271	260,990	53,641,337	-
Beijing Annec	4,879,051	2,425,838	4,570,908	2,231,319
Total	53,158,322	2,686,828	58,212,245	2,231,319

Operating expenses:
Zhengzhou Annec	20,553,407	-	19,621,232	-
Beijing Annec	1,416,523	-	439,672	-
Total	21,969,930	-	20,060,904	-

Income from operations	$9,629,843	-	$16,107,257	-

Continued

Annec Green refractories corporation and subsidiaries

Notes to Consolidated Financial Statements

17.	Segment Reporting, continued

	Year Ended December 31
	2012	2011
Depreciation expenses:
Zhengzhou Annec	$1,544,439	$1,300,545
Beijing Annec	190,908	89,334

Total	$1,735,347	$1,389,879

Significant non-cash items:

	Year Ended December 31
	2012	2011
Provision for bad debts:
Zhengzhou Annec	$2,187,994	$219,016
Beijing Annec	196,142

Total identifiable assets	$2,384,136	$219,016

	Year Ended December 31
	2012	2011
Provision for obsolete inventory and spoilage:
Zhengzhou Annec	$2,273,358	$-
Beijing Annec	-	-

Total	$2,273,358	$-

	December 31
	2012	2011
Plant and equipment, net:
Zhengzhou Annec	$13,336,054	$13,177,027
Beijing Annec	3,169,367	3,303,442

Total	$16,505,421	$16,480,469

