Form 10-Q
period 2013-03-31
Annec Green Refractories Corp
filed 2013-05-15
CIK 1501162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

 Yes ☒                          No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 1, 2013, there were 19,995,701 shares of the registrant’s common stock issued and outstanding.

ANNEC GREEN REFRACTORIES CORPORATION

FORM 10-Q INDEX

ANNEC GREEN REFRACTORIES CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ANNEC GREEN REFRACTORIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash	$312,448	$380,579
Restricted cash	6,933,120	6,469,826
Bank notes receivable	542,559	1,695,771
Accounts receivable (net of allowance of $1,489,462 and $1,481,307 at March 31, 2013 and December 31, 2012, respectively)	33,030,935	42,214,102
Retentions receivable (net of allowance of $534,128 and $531,203 at March 31, 2013 and December 31, 2012, respectively)	13,949,688	13,237,473
Prepaid expenses and deposits	5,477,175	7,613,579
Other receivables	8,867,697	3,005,423
Inventories	30,896,916	25,555,534
Total current assets	100,010,538	100,172,287
Long-term retentions receivable (net of allowance of $1,179,317 and $1,172,860 at March 31, 2013 and December 31, 2012, respectively)	1,468,441	2,495,618
Plant and equipment, net	16,140,827	16,505,421
Construction in progress	1,001,242	690,655
Land use rights, net	2,349,448	2,258,796
Long-term investment	-	158,702
Total assets	$120,970,496	$122,281,479
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term loans	$28,956,691	$24,037,073
Bank notes payable	2,473,431	2,221,834
Accounts payable and accrued expenses	13,566,480	19,662,185
Advances from customers	15,173,431	14,535,685
Salaries payable	928,221	401,536
Taxes payable	3,328,582	5,215,355
Related party payables	194,683	407,767
Loans payable to employees	1,177,794	2,027,032
Loans payable to other individuals	3,510,676	4,372,570
Other payable	7,864,076	3,582,618
Total current liabilities	77,174,065	76,463,655
Deferred income	2,761,630	2,776,599
Long-term loans	547,346	622,114
Total liabilities	80,483,041	79,862,368
Commitments and contingencies (Note 14)
Stockholders' equity:
Series A preferred stock, $0.0001 par value; 20,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 19,995,701 issued and outstanding at March 31, 2013 and December 31, 2012	2,000	2,000
Additional paid-in capital	2,661,026	2,661,026
Statutory reserve	1,385,966	1,385,966
Retained earnings	34,185,260	36,346,896
Accumulated other comprehensive income	2,253,203	2,023,223
Total stockholders' equity	40,487,455	42,419,111
Total liabilities and stockholders' equity	$120,970,496	$122,281,479
2

ANNEC GREEN REFRACTORIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

	Three Months Ended
	March 31
	2013	2012
	(Unaudited)	(Unaudited)
Revenues	$3,619,415	$15,849,971
Cost of revenues	2,294,112	10,277,356
Gross profit	1,325,303	5,572,615
Operating expenses:
Sales and marketing	1,103,256	3,161,289
General and administrative	1,572,347	1,594,267
Total operating expenses	2,675,603	4,755,556
(Loss) income from operations	(1,350,300)	817,059
Other income (expense):
Interest income	129,418	97,188
Interest expense	(1,005,185)	(1,279,902)
Other income (expense), net	70,849	(1,343)
Total other income (expense)	(804,918)	(1,184,057)
Loss before provision for income taxes	(2,155,218)	(366,998)
Provision for income taxes	6,418	25,912
Net loss	$(2,161,636)	$(392,910)
Other comprehensive income (loss)
Foreign currency translation adjustment	229,980	234,353
Comprehensive loss	$(1,931,656)	$(158,558)
Net loss per share-basic and dilutive	$(0.11)	$(0.02)
Shares used in computing net loss per share-basic and dilutive	19,995,701	19,995,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANNEC GREEN REFRACTORIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,161,636)	$(392,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash interest expense, discount on bank notes receivable	162,365	529,953
Depreciation and amortization	464,662	383,034
(Gain) loss on sale of plant and equipment	(40,888)	4,910
Change in assets and liabilities:
Restricted cash	(426,973)	(6,395,578)
Bank notes receivable	998,276	(1,685,425)
Accounts receivable, retentions receivable and long-term retentions receivable	9,665,625	8,684,972
Prepaid expenses and deposits	2,174,744	3,388,342
Other receivables	(1,056,707)	(3,282,932)
Inventories	(5,192,155)	(1,973,509)
Bank notes payable	238,971	5,221,436
Accounts payable and accrued expenses	(5,973,479)	(2,676,867)
Advances from customers	556,806	691,149
Salaries payable	523,614	(25,132)
Taxes payable	(1,912,343)	(1,606,056)
Deferred income	(30,205)	(43,960)
Other payables	(237,923)	(1,145,943)
Net cash used in operating activities	(2,247,246)	(324,516)

Cash flows from investing activities:
Deposits for capital expenditure	-	77,246
Proceeds received from withdrawal of long-term investment	159,314	-
Purchase of plant and equipment	(539,320)	(21,922)
Purchase of land use rights	(89,809)	-
Proceeds from sale of plant and equipment	176,042	-
Net cash (used in) provided by investing activities	(293,773)	55,324

Cash flows from financing activities:
Payment of other receivables	(4,779,429)	-
Proceeds from other payables	4,492,664	-
Proceeds from loans to related parties, employees, and other individuals	-	458,178
Payment of loans to related parties, employees, and other individuals	(1,958,474)	(402,773)
Proceeds from short-term borrowings	6,372,572	5,806,870
Payment of short-term borrowings	(1,593,143)	(5,063,210)
Payment of long-term borrowings	(78,064)	(77,530)
Net cash provided by financing activities	2,456,126	721,535

Net (decrease) increase in cash	(84,893)	452,343

Effect of exchange rate changes	16,762	1,851

Cash at beginning of period	380,579	343,028

Cash at end of period	$312,448	$797,222

Noncash financing and investing activities:
Reduction of accounts payable through disposal of plant and equipment	$220,294	$46,048
Reduction of accounts receivable through addition of plant and equipment	$135,417	$-

Supplemental disclosure of cash flow information:
Interest paid	$951,635	$357,799
Income taxes paid	$41,159	$211,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

Annec Green Refractories Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation and Description of the Company

The accompanying unaudited condensed consolidated financial statements of Annec Green Refractories Corporation (the Company) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information pursuant to the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. The financial information for December 31, 2012 has been derived from the consolidated audited financial statements included in the Company’s annual report on Form 10-K with the Security and Exchange Commission (“SEC”) for the year ended December 31, 2012.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of the results for the year ending December 31, 2013 or any other interim period. The accompanying condensed consolidated financial statements include all wholly-owned subsidiaries and all subsidiaries over which the Company exercises the power and control to direct activities significantly impacting financial performance. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the current period presentation.

Annec Green Refractories Corporation

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

Concentration of Credit and Other Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, restricted cash, bank notes receivable, accounts receivable and other receivables. The Company holds all its bank deposits with banks in China. In China, there is no equivalent federal deposit insurance as in the United States; as such, these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through March 31, 2013. In an effort to mitigate any potential risk, the Company periodically evaluates the credit quality of the financial institutions which hold the bank deposits and the Company holds its cash in multiple banks supported by the local and Central Government of the PRC.

The Company does not require collateral or other security to support the trade receivables. The Company is exposed to credit risk in the event of nonpayment by customers to the extent of amounts recorded on the balance sheet. One customer accounted for 24% and 28% of the trade receivable balance as of March 31, 2013 and December 31, 2012, respectively. An additional customer accounted for 15% and 19% of the trade receivables balance as of March 31, 2013 and December 31, 2012, respectively.

Three customers individually accounted for 24%, 19%, and 12% of the total revenue in the quarter ended March 31, 2013 and three customers individually accounted for 36%, 15%, and 13% of the total revenue in the quarter ended March 31, 2012, respectively.

Annec Green refractories corporation and subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.	Summary of Significant Accounting Policies, continued

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economical, and legal environment in the PRC. The Chinese Government controls its foreign currency reserves through restrictions on imports and conversion of Renminbi (RMB) into foreign currency. In July 2005, the Chinese Government adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate.” During January 2008 to March 2013, the exchange rate between RMB and U. S. Dollars (USD) has fluctuated from USD $1.00 to RMB 7.3141 and USD $1.00 to RMB 6.2666, respectively. There can be no assurance that the exchange rate will remain stable. The Renminbi could appreciate or depreciate against the U.S. Dollar. The Company’s financial condition and results of operations may also be affected by changes in the value of certain currencies other than the Renminbi in which its earnings and obligations are denominated.

Long-term Investment

Long-term investment represents an investment the Company has in a regional bank within China. We do not hold a greater than 5% interest, and we have determined that we do not have significant control or influence in the bank. Accordingly, we record the investment at cost. Our investment is in a private company where there is no market to determine the value of the investment. We withdrew the investment in March 2013 and received proceeds of $159,314.

Fair Value of Financial Instruments

Fair Value Measurements and Disclosures (ASC 820-10) include a fair value hierarchy that is intended to increase the consistency and comparability in fair value measurements and related disclosures., The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing an asset or liability based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1 – inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date or other inputs that is observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 2 – observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active

Level 3 – instrument valuations are obtained without observable market values and require a high-level of judgment to determine the fair value

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

Annec Green refractories corporation and subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.	Summary of Significant Accounting Policies, continued

Foreign Currency Translation

The accompanying financial statements are presented in United States Dollars. The functional currency of our Company is the Renminbi, the official currency of the PRC. Capital accounts of the financial statements are translated into United States Dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rates for the quarter ended March 31, 2013 and 2012. Items in the Company’s consolidated statement of cash flows are translated using a weighted average exchange rate, which approximates the exchange rate in effect at the time of the cash flows. For all periods reported, there were no transactions outside the PRC; thus, all of our transactions are in RMB, our functional currency. Currency translation adjustments from translation to U.S. Dollars for financial reporting purposes are recorded in other comprehensive income (loss) as a component of equity.

Annec Green refractories corporation and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

2.	Summary of Significant Accounting Policies, continued

A summary of the conversion rates for the periods presented is as follows:

	March 31,		December 31
	2013	2012	2012

Year end RMB: U.S. Dollar exchange rate	6.2666	6.3247	6.3011
Average RMB: U.S. Dollar exchange rate	6.2769	6.3201	6.3034

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

Shipping and Handling Costs

Shipping and handling costs billed to customers are recorded net of the amount collected. Shipping and handling expense included in selling expenses amounted to $213,054 and $491,278 for the quarter ended March 31, 2013 and 2012, respectively.

Reclassification

Certain amounts reported in the 2012 consolidated statement of cash flows have been reclassified to conform to the 2013 presentation. The Company determined that the net change in bank notes receivable and payable should be reclassified from investing and financing activities, respectively, to operating activities, because such receivables and payables arise directly in connection with the sale of products and purchases of raw materials. The net change in restricted cash used to secure the related payables has also been reclassified from financing activities to operating activities. As a result of the reclassifications, for the three months ended March 31, 2012 net cash provided by operating activities decreased by $2,329,614, net cash used in investing activities decreased by $7,551,050, and net cash provided by financing activities decreased by $5,221,436 from the amounts previously presented in the March 31, 2012 statement of cash flows. There was no impact to the Company’s March 31, 2012 consolidated balance sheet or statement of loss and comprehensive loss and no impact to the net increase in cash for the period ended March 31, 2012.

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

Annec Green refractories corporation and subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.	Accounts Receivable

The components of the Company’s net accounts receivable are as follows:

	March 31	December 31
	2013	2012

Amounts billed	$27,382,357	$31,619,504
Amounts unbilled	5,648,578	10,594,598

Total	$33,030,935	$42,214,102

4.	Retentions Receivable and Long-term Retentions Receivable

The Company enters into sales contracts with customers that provide for a retention provision in that the customers can keep a portion of the payment, generally 10% of the contract price, until the stoves the Company built or supplied refractory materials for were proven to be of good quality. The retention period is usually one to two years from the day the stoves are placed into service. The current portion on the Balance Sheet represents amounts due within a year. The long-term portion represents the amounts that are due over a year or are already over a year old.

The following table shows the components of retentions receivable from long-term contracts as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Retentions receivable	Long-term retentions receivable	Retentions receivable	Long-term retentions receivable
Chinese government or province owned customers:
Amounts billed and due	$288,021	$510,766	$585,832	$342,871
Amounts billed and not due	7,045,360	349,423	7,218,256	1,098,770
	7,333,381	860,189	7,804,088	1,441,641
Commercial customers:
Amount billed and due	2,291,323	244,218	512,115	319,021
Amount billed and not due	4,324,984	364,034	4,921,270	734,956
	6,616,307	608,252	5,433,385	1,053,977
Total	$13,949,688	$1,468,441	$13,237,473	$2,495,618

5.	Other Receivables

The components of the Company’s other receivables are as follows:

	March 31,	December 31,
	2013	2012
Other receivables–individuals and employees	$7,184,423	$1,214,957
Other receivables–companies	527,560	678,423
Security deposits	1,155,714	1,112,043
Total other receivables	$8,867,697	$3,005,423

6.	Inventories

The components of the Company’s inventories are as follows:

	March 31,	December 31,
	2013	2012

Raw materials	$3,718,539	$3,839,230
Work in process	135,430	191,781
Finished goods	27,042,947	21,524,523
Total inventories	$30,896,916	$25,555,534

7.	Plant and Equipment, net

The components of the Company’s plant and equipment are as follows:

	March 31,	December 31,
	2013	2012

Plants and buildings	$15,236,553	$15,180,863
Machinery and equipment	4,723,927	4,703,072
Vehicles	2,118,735	2,321,267
Others	574,733	541,106
	22,653,948	22,746,308
Less accumulated depreciation	(6,513,121)	(6,240,887)
Total plant and equipment, net	$16,140,827	$16,505,421

Depreciation expense related to property and equipment was $452,941 and $371,392 for the quarter ended March 31, 2013 and 2012, respectively. The Company has recorded a gain (loss) on sale of property and equipment of $40,888 and $(4,910) for the three months ended March 31, 2013 and 2012, respectively.

8.	Land Use Rights, net

The components of the Company’s land use rights are as follows:

	Estimated
	Remaining	March 31,
	Life	2013

Land use rights	46.6 years	$2,502,813
Less accumulated amortization		(153,365)
Total land use rights, net		$2,349,448

The Company purchased an additional land use right of $89,809 during the three months ended March 31, 2013. Amortization expense related to land use rights was $11,721 and $11,794 for the three months ended March 31, 2013 and 2012, respectively. The difference between the amortization expense and accumulated amortization is due to exchange rate differences.

Amortization of land use rights attributable to future periods is as follows:

Period ending March 31:
2014	$46,963
2015	46,963
2016	46,963
2017	46,963
2018	46,963
Thereafter	2,114,633
$2,349,448
13

Annec Green refractories corporation and subsidiaries

Notes to Condensed Consolidated Financial Statements

9.	Short-Term Loans

The components of the Company’s short-term loans are as follows:

	March 31,	December 31,
	2013	2012
Short-term loans:
Loans due to financial institutions	$28,956,691	$24,037,073

At March 31, 2013, the Company has fourteen loans with seven different banks that are due within one year. The weighted average interest rates are 7.147% and 7.571% for the three month periods ended March 31, 2013 and 2012, respectively. Eight of the short-term loans (with an outstanding balance of approximately $16,755,000 at March 31, 2013) are guaranteed by third parties, Beijing Annec, Alex Industrial Investment Limited Company, or Fuchao Li, chairman of the Company’s board of directors (the chairman). One of these eight loans is $4,787,285 due to Bank of Zhengzhou. Four of the loans (with an outstanding balance of approximately $6,536,000 at March 31, 2013) are collateralized by the Company’s office building, land, or machinery and equipment. Two of the loans (with an outstanding balance of approximately $5,665,000 at March 31, 2013) are secured by cash deposits of the Company.

In 2013, the Company borrowed $4,787,285 (RMB 30 million) from the Bank of Zhengzhou. This loan was guaranteed by a third party (Note 14) similar to the other short term bank loans of the Company. Additionally, consistent with local Chinese banking practices, the Bank of Zhengzhou requested that the chairman also borrow funds from the bank in a separate transaction and that such borrowings be collateralized by a cash security deposit to be held in Bank of Zhengzhou. The Company’s chairman borrowed $4,492,662 (RMB 28.2 million) from the Bank of Zhengzhou under a one year loan agreement with interest at 5.4%. The chairman loaned this amount to the Company. This amount is included in “Other payable” on the balance sheet. In order to provide the cash security deposit required by the chairman’s loan from the Bank of Zhengzhou, the Company loaned an employee $4,787,285 (RMB 30 million) and the employee established the cash security deposit with the Bank of Zhengzhou. The receivable from the employee is due in one year. The Bank of Zhengzhou pays interest on the security deposit at 3.3%. This receivable is classified as a component of “Other Receivables – individuals and employees” (Note 5). The Company, the chairman and the employee have agreed that: 1). The Company has the rights to the cash security deposit and any interest earnings on such deposit. Upon the Company receiving the security deposit, all obligations of the employee to the Company are fulfilled. 2). The Company is obligated to repay the $4,492,662 loan and interest expense on behalf of the chairman. Upon repayment of the chairman’s loan to the Bank of Zhengzhou, all of the Company’s obligations to the chairman are fulfilled.

10.	Bank Notes Payable

The components of the Company’s bank notes payable are as follows:

	March 31,	December 31,
	2013	2012
Notes payable:
Loans due to financial institutions	$2,473,431	$2,221,834

Bank notes payable represent bank notes paid to the Company’s vendors for purchase of inventory. At March 31, 2013, the Company had bank notes payable with three different banks with maturity dates of nine months. All are noninterest-bearing notes, but generally require fees of approximately 0.05%. The notes payable require cash to be held in reserve of 100% of the total outstanding notes payable balance. Cash held by the bank as collateral is included in restricted cash.

11.	Long-Term Loans

The components of the Company’s long-term loans are as follows:

	March 31,	December 31,
	2013	2012
Long-term loans:
Loan due to financial institution	$547,346	$622,114

The long-term loan is due in 2015 and has an interest rate of 7.152% and is secured by one of the Company’s office buildings.

Future minimum payments for the long-term loans are as follows:

Period ending March 31:
2014	$312,769
2015	234,577
$547,346
14

Annec Green refractories corporation and subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12.	Related Party Transactions

At March 31, 2013 and December 31, 2012, the Company had loans payable to the chairman (Fuchao Li), and a minority shareholder (Yinling Fan) of the Company. The Company and these parties have not signed notes, there are no specific due dates, and no interest is paid on the loans. Money is transferred between these parties and the Company mainly for cash flow purposes. The amounts loaned and borrowed are short-term in nature and the balances at both year-ends are considered at the fair market value of the amounts owed. The following amounts were payable to the owners as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Fuchao Li	$-	$214,150
Yinling Fan	194,683	193,617

	$194,683	$407,767

During the three months ended March 31, 2013, the Company repaid $214,150 to Fuchao Li. There was no other activity in these payables during the three months ended March 31, 2013.

Annec Green refractories corporation and subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13.	Income Taxes

The Company is subject to applicable local tax statutes and is governed by the Income Tax Law of the PRC and local income tax laws (the “PRC Income Tax Law”).

Zhengzhou Annec qualified as a hi-tech corporation and was accorded certain tax incentives for said designation. Accordingly, Zhengzhou Annec was subject to tax at a statutory rate of 15% for the quarter ended March 31, 2013 and December 31, 2012. Zhengzhou Annec will continue to be subject to a 15% tax rate for the quarter ended March, 2013, and expects that thereafter will become subject to a rate of 25% unless Zhengzhou Annec applies for and receives a further tax holiday for the succeeding five years. The tax savings due to this tax holiday is approximately $0 and $154,000 for the three month periods ended March 31, 2013 and 2012, respectively.

Beijing Annec is subject to taxes at a statutory rate of 25%.

14.	Commitments and Contingencies

Third Party Guarantees

During three months ended March 31, 2013 and the year ended December 31, 2012, the Company had agreements with third-party entities in which the Company has guaranteed certain debt of these entities, and these entities have guaranteed certain debt of the Company. As of March 31, 2013 and December 31, 2012, the Company was a debt guarantor to three third-party entities. The maximum guaranteed amount is approximately $26,490,000 as of March 31, 2013. The total guaranteed outstanding borrowings by these parties are approximately $22,181,000 as of March 31, 2013. All of the guarantee agreements are for debt with maturities of one year or less, and mature through March 31, 2014.

These same parties disclosed above also act as debt guarantors on certain of the Company’s debt with a maximum guaranteed amount of approximately $27,607,000 as of March 31, 2013. The Company’s loans guaranteed by these parties are approximately $16,755,000 as of March 31, 2013. The Company has not historically incurred any losses due to such debt guarantees, and the Company has determined that the fair value of the guarantees is not material.

Leases

The Company has non-cancelable operating lease agreements principally for its office and factory facilities. These leases have terms expiring in 2013 and April 2014, and are renewable subject to negotiation.

During 2010, the Company entered into operating lease agreements with several county governments of Xinmi City to lease three parcels of land where the Company’s factories are located. These lease terms are for fifty years through August 2059. The rent for the land is approximately $53,115 per year.

Total rent expense for the leases as mentioned above was $67,533 and $92,852 for the three months ended March 31, 2013 and 2012, respectively. A summary of future minimum lease payments as of March 31, 2013 is presented below.

Minimum
Lease
Payments
Year ending March 31:
2013	$283,607
2014	109,672
2015	53,115
2016	53,115
2017	53,115
Thereafter	2,119,862
$2,672,486

Annec Green refractories corporation and subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

15.	Segment Reporting

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

Annec Green refractories corporation and subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

15.	Segment Reporting, continued

Information on reportable segments for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31
	2013	2012
Revenues:
Zhengzhou Annec	$3,619,415	$15,849,971
Beijing Annec	-	-
Total	3,619,415	15,849,971

Cost of revenues:
Zhengzhou Annec	2,294,112	10,277,356
Beijing Annec	-	-

Total	2,294,112	10,277,356
Operating expenses:
Zhengzhou Annec	2,560,633	4,629,645
Beijing Annec	114,970	125,910

Total	2,675,603	4,755,556

(Loss) income from operations	$(1,350,300)	$817,059

	Three Months Ended March 31
	2013	2012
Depreciation expense
Zhengzhou Annec	$404,819	$333,042
Beijing Annec	48,122	38,350

Total	$452,941	$371,392

	March 31, 2013	December 31,2012
Plant and equipment, net:
Zhengzhou Annec	$13,006,224	$13,336,054
Beijing Annec	3,134,603	3,169,367

Total identifiable assets	$16,140,827	$16,505,421

16.	Management Plans

The Company experienced a net loss in the three months ended March 31, 2013. The Company provides integrated stove design, turnkey contracting, refractory production and sales. This quarter, sales were substantially low because of a decrease in orders stemming from the decline in demand for iron and steel industry production capacity.

During the three months ended March 31, 2013, the Company raised an additional short-term bank loan of $9.3 million, and the Company is negotiating with banks to obtain another $3.2 million of short-term bank loans in 2013. These funds are expected to be used to fund capital expenditures. This financing is expected to improve the Company’s capital position, which management believes will increase the Company’s cash flows to fund operations. As of March 31, 2013, the Company has unfinished sales contracts that are expected to be completed through December 2013. Once completed, these contracts are expected to generate revenue of approximately $47 million. In addition, subsequent to March 31, 2013, the Company entered into new sales contracts with a total amount of approximately $2 million as of May 2013. These new sales contracts are for projects expected to be completed through June 2013. The Company has also begun initiatives to develop new products and markets, which are expected to improve results of operations. This includes such initiatives as tracking and developing environment-friendly materials and products, and development of international markets. Management believes that these plans will lead to a greater amount of current and future sales contracts, and will also increase the Company’s cash flows from operating activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report.  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report. See also “Risk Factors “contained in our Form 10-K filed led on April 1, 2013.

Overview

We are a refractory and production-based company that designs, develops, produces, and markets refractory products in the PRC. In addition, through our VIE, Beijing Annec, we provide integrated stove design, turnkey contracting, refractory production and sales.

Through our subsidiary, Zhengzhou Annec, we are primarily engaged in the manufacture, design, development, sale, installation, and maintenance of refractory materials and products. Zhengzhou Annec’s primary products are heat shock bricks for internal, top, and external combustion hot air stoves, high alumina brick with heat shock, cordierite-mullite bricks, no recasting, soft and high-heating andalusite brick, and silica bricks with high thermal conductivity and high density. Zhengzhou Annec produces refractory products through three factories in the Henan Province, PRC: Fuliang, Fuhua, and Fugang. Through a contractual agreement, between Zhengzhou Annec and Beijing Annec, we design and build blast furnaces and hot air stoves, and act as a general contractor working with outside construction companies which serve as subcontractors.Beijing Annec also derives revenue from technology research and development, graphic design, production,engineering and technical consulting, and sales of building materials.

We generate revenues from the sale of our refractory products, which consists of bricks of various size, shape, and construction material, and from services related to the design, engineering and build out of stoves.

Summary of Critical Accounting Policies and Estimates

Reclassification

Certain amounts reported in the 2012 consolidated statement of cash flows have been reclassified to conform to the 2013 presentation. The Company determined that the net change in bank notes receivable and payable should be reclassified from investing and financing activities, respectively, to operating activities, because such receivables and payables arise directly in connection with the sale of products and purchases of raw materials. The net change in restricted cash used to secure the related payables has also been reclassified from financing activities to operating activities. As a result of the reclassifications, for the three months ended March 31, 2012 net cash provided by operating activities decreased by $2,329,614, net cash used in investing activities decreased by $7,551,050, and net cash provided by financing activities decreased by $5,221,436 from the amounts previously presented in the March 31, 2012 statement of cash flows. There was no impact to the Company’s March 31, 2012 consolidated balance sheet or statement of loss and comprehensive loss and no impact to the net increase in cash for the period ended March 31, 2012.

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

There are several accounting policies that involve management’s judgments and estimates and are critical to understanding our historical and future performance, as these policies and estimates affect the reported amounts of revenue and other significant areas in our reported financial statements.

Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” located within our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on April 1, 2013 for further discussion of our “Critical Accounting Policies.”

Results of Operations

 For the Three Months Ended March 31, 2013 and 2012

Results of Operations

	Three Months Ended March 31
	2013	2012
Revenues	$3,619,415	$15,849,971
Cost of revenues	2,294,112	10,277,356
Gross profit	1,325,303	5,572,615
Operating expenses
Sales and marketing	1,103,256	3,161,289
General and administrative	1,572,347	1,594,267
Total operating expenses	2,675,603	4,755,556
(Loss) income from operations	(1,350,300)	817,059
Other expense	(804,918)	(1,184,057)
Loss before provision for income taxes	(2,155,218)	(366,998)
Provision for income taxes	6,418	25,912
Net loss	$(2,161,636)	$(392,910)

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

Segments	Three Months Ended March 31, 2013	% of Revenue	Three Months Ended March 31, 2012	% of Revenue
Zhengzhou Annec	$3,619,415	100%	$15,849,971	100%
Beijing Annec	-	-	-	-
Total	$3,619,415	100%	$15,849,971	100%

Revenues for the three months ended March 31, 2013 were $3,619,415 compared to $15,849,971 for the three months ended March 31, 2012. Revenues for the three months ended March 31, 2013 decreased by $12,230,556 or 77%, primarily as a result of a decrease in sales and new orders for Zhengzhou Annec and no revenues from Beijing Annec. The decrease in sales of refractory products by Zhengzhou Annec was mainly due to a decrease in the number of orders during the three months ended March 31, 2013. Zhengzhou Annec experienced a decrease in orders because of decline in demand for Iron and steel industry production capacity in 2013. The Company decided to develop new products and markets to improve results of operation, such as tracking and developing markets of functional materials and environment-friendly products, development of the international market. In addition, the Company also intends to maintain contact with current customers, and improve quantity of shipment according to the customer’s payment ability. The following table shows product sales of Zhengzhou Annec from existing and new customers during the three months ended March 31, 2013, and 2012:

Type of Customers’ Sales	Amount (US$) 2013	Amount (US$) 2012

Existing customers	2,270,609	8,357,673

New customers	1,348,806	7,474,298

Cost of Revenue

Cost of revenue was $2,294,112 and $10,277,356 for the three months ended March 31, 2013 and 2012, respectively. Cost of revenue for the three months ended March 31, 2013 decreased by $7,983,244, or 78%. Stated as a percentage of revenues, the cost of revenue for the three months ended March 31, 2013 was 63% and for the corresponding period of 2012 was 65%. The decrease in cost of revenue of Zhengzhou Annec was primarily attributable to the decrease of sales for the lower proportion.

Operating Expenses

General and Administrative. General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with facilities, and other administrative expenses. General and administrative expenses were $1,572,347 and $1,594,267 for the three months ended March 31, 2013 and 2012, respectively. The decrease of $21,920, or 1%, in general and administrative expense was primarily attributable to the decrease of patent fees.

Sales and Marketing Expenses. Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and travel, advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses were $1,103,256 and $3,161,289 for the three months ended March 31, 2013 and 2012, respectively. The decrease of $2,058,033, or 65%, in sales and marketing expense was due to decrease in revenues and variable cost like commission, shipping expense, packaging expense and traveling expense.

Other Expense, net. The total other expense was $804,918 and $1,184,057 for the three months ended March 31, 2013 and 2012, respectively. The decrease of $379,139, or 32%, in total other expense was primarily due to decrease in notes receivable discounted of interest expense.

Items	2013 (US$)	2012 (US$)	Change
Other income (expense)
Interest income	129,418	97,188	33%
Interest expense	(1,005,185)	(1,279,902)	21%
Other income (expense), net	70,849	(1,343)	5375%

Total Other (Expense)	(804,918)	(1,184,057)	32%

Liquidity and Capital Resources

As of March 31, 2013, we had cash and restricted cash of $7,245,568 and total current assets of $100,010,538. As of December 31, 2012, we had cash and restricted cash of $6,850,405 and total current assets of $100,172,287. Restricted cash is used to secure bank notes payable and short-term loans.

 As of March 31, 2013, we had accounts receivable of $33,030,935 representing 33% of our total current assets compared to accounts receivable of $42,214,102, representing 42% of our total current assets as of December 31, 2012. Accounts receivable had decreased by $9,183,167 or 22% because of faster collection of accounts receivable.

Our total liabilities as of March 31, 2013 were $80,483,041 compared to $79,862,368 as of December 31, 2012. The increase of $620,673 or 0.8% was a result of increase in short-term loan.

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

As of March 31, 2013, we had working capital of $22,836,473 compared to $23,708,632 as of December 31, 2012. We believe our cash and accounts receivable are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months. However, to develop new product and expand our market, we need improve our cash support, we must obtain additional short-term and long term loans from bank and/or- raise additional capital by the sale of our securities in order to implement our strategic growth plans which include increasing our product line, promoting our design and engineering services, improving our products, and the potential acquisitions of mines and other refractory companies.

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

Management Plans

The Company experienced a net loss in the three months ended March 31, 2013. The Company provides integrated stove design, turnkey contracting, refractory production and sales. This quarter, sales were substantially low because of a decrease in orders stemming from the decline in demand for iron and steel industry production capacity.

During the three months ended March 31, 2013, the Company raised an additional short-term bank loan of $9.3 million, and the Company is negotiating with banks to obtain another $3.2 million of short-term bank loans in 2013. These funds are expected to be used to fund capital expenditures. This financing is expected to improve the Company’s capital position, which management believes will increase the Company’s cash flows to fund operations. As of March 31, 2013, the Company has unfinished sales contracts that are expected to be completed through December 2013. Once completed, these contracts are expected to generate revenue of approximately $47 million. In addition, subsequent to March 31, 2013, the Company entered into new sales contracts with a total amount of approximately $2 million as of May 2013. These new sales contracts are for projects expected to be completed through June 2013. The Company has also begun initiatives to develop new products and markets, which are expected to improve results of operations. This includes such initiatives as tracking and developing environment-friendly materials and products, and development of international markets. Management believes that these plans will lead to a greater amount of current and future sales contracts, and will also increase the Company’s cash flows from operating activities.

Below is a summary of our cash flow:

Net Cash used in Operating Activities.

For the three months ended March 31, 2013, net cash used in operating activities was $2,247,246 compared to net cash used in operating activities of $324,516 for the three months ended March 31, 2012. The increase in net cash used in operating activities for the three months ended March 31, 2013 was primarily due to changes in net income, restricted cash, bank notes receivable, prepaid expenses and deposits, account receivable, retentions receivable and long term retentions receivable, other receivable, inventories, bank notes payable, account payable and accrued expenses, and other payable as set forth below:

Items	2013 (US$)	2012 (US$)	Increase /(Decrease)(US$)	Percentage
Net loss	(2,161,637)	(392,910)	(1,768,727)	450%
Restricted cash	(426,973)	(6,395,578)	5,968,605	93%
Bank notes receivable	998,276	(1,685,425)	2,683,701	159%
Accounts receivable, retentions receivable, and long term retentions receivable	9,665,625	8,684,972	980,653	11%
Prepaid expenses and deposits	2,174,744	3,388,342	(1,213,598)	36%
Other receivables	(1,056,707)	(3,282,932)	(2,226,225)	68%
Inventories	(5,192,155)	(1,973,509)	(3,218,646)	163%
Bank notes payable	238,971	5,221,436	(4,982,465)	95%
Accounts payable and accrued expenses	(5,973,479)	(2,676,867)	(3,296,612)	123%
Other payables	(237,923)	(1,145,943)	908,020	79%

Net Cash Used In (Provided By)Investing Activities.

For the three months ended March 31, 2013, net cash used in investing activities was $293,773, compared to net cash provided by investing activities of $55,324, for the three months ended March 31, 2012. The increase of net cash used in investment activities for year ended December 31, 2012 was primarily due to the purchase of land use right and proceeds from plant and equipment,

Items	2013 (US$)	2012 (US$)	Increase/(Decrease)(US$)	Percentage
Purchase of plant and equipment	(539,320)	(21,922)	(517,398)	2360%
Proceeds from sale of plant and equipment	176,042	-	176,042	100%

Net Cash Provided by Financing Activities.

For the three months ended March 31, 2013, net cash provided by financing activities was $2,456,126 compared to $721,535 in net cash provided by financing activities for the three months ended March 31, 2012. The increase of the net cash provided by financing activities was primarily due to the changes of short-term borrowings, and loans to related parties, employees, and other individual.

Type of Proceeds	2013 (US$)	2012 (US$)	Increase/(Decrease)(US$)	Percentage
Payments of loans to related parties, employees, and other individuals	(1,958,474)	(402,773)	(1,555,701)	386%
Payment of short-term borrowings	(1,593,143)	(5,063,210)	3,470,067	69%

Loan Facilities

In China, banks usually do not provide long term loans to businesses. Most loans are short term loans (12 months or less). All of our loans but one with Chinese banks is within twelve months. As such, each year we repay our loans and/or apply for new loans with our banks or with other banks for working capital needs. At March 31, 2013, we borrowed approximately $28,956,691 from various short-term bank loans for the working capital needs. All of our bank borrowings are secured by our land and buildings and/or guaranteed by third parties. As of March 31, 2013, the Company and its subsidiaries have the following short-term loan facilities with the following terms:

In 2013, the Company borrowed $4,787,285 (RMB 30 million) from the Bank of Zhengzhou. This loan was guaranteed by a third party (Note 14) similar to the other short term bank loans of the Company. Additionally, consistent with local Chinese banking practices, the Bank of Zhengzhou requested that the chairman also borrow funds from the bank in a separate transaction and that such borrowings be collateralized by a cash security deposit to be held in Bank of Zhengzhou. The Company’s chairman borrowed $4,492,662 (RMB 28.2 million) from the Bank of Zhengzhou under a one year loan agreement with interest at 5.4%. The chairman loaned this amount to the Company. This amount is included in “Other payable” on the balance sheet. In order to provide the cash security deposit required by the chairman’s loan from the Bank of Zhengzhou, the Company loaned an employee $4,787,285 (RMB 30 million) and the employee established the cash security deposit with the Bank of Zhengzhou. The receivable from the employee is due in one year. The Bank of Zhengzhou pays interest on the security deposit at 3.3%. This receivable is classified as a component of “Other Receivables – individuals and employees” (Note 5). The Company, the chairman and the employee have agreed that: 1). The Company has the rights to the cash security deposit and any interest earnings on such deposit. Upon the Company receiving the security deposit, all obligations of the employee to the Company are fulfilled. 2). The Company is obligated to repay the $4,492,662 loan and interest expense on behalf of the chairman. Upon repayment of the chairman’s loan to the Bank of Zhengzhou, all of the Company’s obligations to the chairman are fulfilled.

Lender	Secured	Duration	Outstanding as of March 31, 2013	Interest rates
Agricultural credit union	By third parties	1 year	$1,595,762	9.720%
Agricultural credit union	Machinery and equipment	1 year	1,436,185	12.312%
Shanghai Pudong Development Bank	Office building and land	1 year	3,191,523	6.600%
Shanghai Pudong Development Bank	Office building and land and Fuchao Li	1 year	1,595,762	6.600%
Shanghai Pudong Development Bank	By third parties and Fuchao Li	6 months	1,595,762	6.600%
Shanghai Pudong Development Bank	By Deposit	6 months	2,664,922	5.309%
Shanghai Pudong Development Bank	Office building	1 year	312,769	7.152%
China Citic Bank	By third parties, Beijing Annec and Alex Industrial	1 year	1,595,762	6.941%
China Citic Bank	By Third parties, Beijing Annec and Alex Industrial	1 year	797,880	7.216%
China Guangfa Bank	By third parties	1 year	1,595,762	7.200%
China Merchants Bank	By third parties	1 year	1,595,762	7.200%
LuoYang Bank	By deposit	1 year	3,000,032	6.000%
LuoYang Bank	By third parties	1 year	3,191,523	7.200%
Bank of Zhengzhou	By third parties	1 year	4,787,285	7.200%
	Total current (2013)		$28,956,691

Future minimum payments for the long-term loan are as follows:

Period ending March 31:
2014	$312,769
2015	234,577
$547,346

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

In China, because the bank lending system is still relatively new, it is common practice for companies to enter into cross-guarantee arrangements in order to secure lines of credit with banks. During three months ended March 31, 2013 and the year ended December 31, 2012, the Company had agreements with third-party entities in which the Company has guaranteed certain debt of these entities, and these entities have guaranteed certain debt of the Company. As of March 31, 2013 and December 31, 2012, the Company was a debt guarantor to three third-party entities. The maximum guaranteed amount is approximately $26,490,000 as of March 31, 2013. The total guaranteed outstanding borrowings by these parties are approximately $22,181,000 as of March 31, 2013. All of the guarantee agreements are for debt with maturities of one year or less, and mature through March 31, 2014.

These same parties disclosed above also act as debt guarantors on certain of the Company’s debt with a maximum guaranteed amount of approximately $27,607,000 as of March 31, 2013. The Company’s loans guaranteed by these parties are approximately $16,755,000 as of March 31, 2013. The Company has not historically incurred any losses due to such debt guarantees, and the Company has determined that the fair value of the guarantees is not material.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on the management’s assessment and review of our financial statements and results for the quarter ended March 31, 2013 we have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

Changes in Internal Controls over Financial Reporting

There have been no material changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to devote resources to remediating, improving and documenting our internal controls over financial reporting, including recruiting a new chief financial officer with US GAAP and SEC reporting experience, additional accounting and finance staff, and consultants to assist with these functions.

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

Item 4. Mine Safety Disclosures

None.

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

ANNEC GREEN REFRACTORIES CORPORATION

Dated: May 15, 2013	/s/ LI Jiantao
By: LI Jiantao
Its: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

