Form 10-Q
period 2013-06-30
Annec Green Refractories Corp
filed 2013-08-19
CIK 1501162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

 Yes ☒                         No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 15, 2013, there were 19,995,701 shares of the registrant’s common stock issued and outstanding.

ANNEC GREEN REFRACTORIES CORPORATION

FORM 10-Q INDEX

ANNEC GREEN REFRACTORIES CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ANNEC GREEN REFRACTORIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash	$1,727,096	$380,579
Restricted cash	6,793,948	6,469,826
Bank notes receivable	1,083,717	1,695,771
Accounts receivable (net of allowance of $1,512,000 and $1,481,000 at June 30, 2013 and December 31, 2012, respectively)	36,873,270	42,214,102
Retentions receivable (net of allowance of $542,000 and $531,000 at June 30, 2013 and December 31, 2012, respectively)	11,965,979	13,237,473
Prepaid expenses and deposits	7,356,754	7,613,579
Other receivables	9,154,618	3,005,423
Inventories	31,657,942	25,555,534
Total current assets	106,613,324	100,172,287

Long-term retentions receivable (net of allowance of $1,125,000 and $1,173,000 at June 30, 2013 and December 31, 2012, respectively)	1,931,148	2,495,618
Plant and equipment, net	16,351,900	16,505,421
Construction in progress	676,271	690,655
Land use rights, net	2,373,134	2,258,796
Long-term investment	-	158,702
Total assets	$127,945,777	$122,281,479
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term loans	$29,394,803	$24,037,073
Bank notes payable	2,267,868	2,221,834
Accounts payable and accrued expenses	20,657,430	19,662,185
Advances from customers	8,980,231	14,535,685
Salaries payable	834,526	401,536
Taxes payable	3,494,421	5,215,355
Related party payables	197,628	407,767
Loans payable to employees	1,210,690	2,027,032
Loans payable to other individuals	6,107,043	4,372,570
Other payable	8,282,960	3,582,618
Total current liabilities	81,427,600	76,463,655
Deferred income	2,772,701	2,776,599
Long-term loans	476,252	622,114
Total liabilities	84,676,553	79,862,368
Commitments and contingencies (Note 14)
Stockholders' equity:
Series A preferred stock, $0.0001 par value; 20,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 19,995,701 issued and outstanding at June 30, 2013 and December 31, 2012	2,000	2,000
Additional paid-in capital	2,661,026	2,661,026
Statutory reserve	1,385,966	1,385,966
Retained earnings	36,344,210	36,346,896
Accumulated other comprehensive income	2,876,022	2,023,223
Total stockholders' equity	43,269,224	42,419,111
Total liabilities and stockholders' equity	$127,945,777	$122,281,479

See accompanying notes to the condensed consolidated financial statements.

ANNEC GREEN REFRACTORIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013		2012
Revenues	$17,061,559	$17,884,034		$20,680,974	$33,734,005
Cost of revenues	10,606,480	10,393,274		12,900,591	20,670,630
Gross profit	6,455,079	7,490,760		7,780,383	13,063,375

Operating expenses:
Sales and marketing	2,151,424	3,219,462		3,254,680	6,380,751
General and administrative	1,086,016	1,328,102		2,658,364	2,922,369
Total operating expenses	3,237,440	4,547,564		5,913,044	9,303,120

Income from operations	3,217,639	2,943,196		1,867,339	3,760,255

Other income (expense):
Interest income	176,304	65,545		305,722	162,733
Interest expense	(1,176,211)	(996,960)		(2,181,397)	(2,276,862)
Other (expense) income, net	33,369	(29,101)		104,217	(30,444)
Total other income (expense)	(966,538)	(960,516)		(1,771,458)	(2,144,573)

Income before provision for income taxes	2,251,101	1,982,680		95,881	1,615,682
Provision for income taxes	92,150	487,598		98,568	513,510
Net income (loss)	2,158,951	1,495,082		(2,687)	1,102,172

Other comprehensive income:
Foreign currency translation adjustment	622,819	92,209		852,799	326,564
Comprehensive income	$2,781,770	$1,587,291		$850,112	$1,428,736

Net income (loss) per share-basic and dilutive	$0.11	$0.07	$	*	$0.06

Shares used in computing net loss per share-basic and dilutive	19,995,701	19,995,701		19,995,701	19,995,701

See accompanying notes to the condensed consolidated financial statements.

* Less than ($0.01) per share.

ANNEC GREEN REFRACTORIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(2,687)	$1,102,172
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Non cash interest expense, discount on bank notes receivable	361,923	864,774
Depreciation and amortization	915,977	862,424
Recovery for bad debt	(70,871)	(132,211)
Loss on disposal of plant and equipment	41,557	144,909
Change in operating assets and liabilities:
Restricted cash	(184,056)	(5,603,010)
Bank notes receivable	268,286	931,675
Accounts receivable, retentions receivable and long-term retentions receivable	8,291,111	7,570,001
Prepaid expenses and deposits	423,173	3,197,484
Other receivables	(1,208,739)	(1,193,542)
Inventories	(5,484,326)	(1,256,072)
Bank notes payable	0	4,428,767
Accounts payable and accrued expenses	475,752	(2,992,392)
Advances from customers	(5,835,626)	(4,234,505)
Salaries payable	416,384	146,622
Taxes payable	(1,704,309)	(921,295)
Deferred income	(60,773)	(88,006)
Other payables	60,562	(1,279,733)
Net cash (used in) provided by operating activities	(3,296,662)	1,548,062

Cash flows from investing activities:
Deposits for capital expenditure	(36,650)	(179,336)
Proceeds received from withdrawal of long-term investment	159,314	-
Purchase of plant and equipment	(230,410)	(457,334)
Purchase of land use rights	(89,809)	-
Proceeds (payments) from disposal of plant and equipment	24	(3,171)
Net cash used in investing activities	(197,531)	(639,841)

Cash flows from financing activities:
Payment of other receivables	(4,779,429)	-
Proceeds from other payables	4,492,664	-
Payment of loans to related parties, employees, and other individuals	(9,841,457)	(1,671,639)
Proceeds from loans to related parties, employees, and other individuals	10,429,225	-
Proceeds from short-term borrowings	13,114,778	9,496,179
Payment of short-term borrowings	(8,335,349)	(8,386,442)
Payment of long-term borrowings	(157,064)	(155,212)
Net cash provided by (used in) financing activities	4,923,368	(717,114)

Net increase in cash	1,429,175	191,107

Effect of exchange rate changes	(82,658)	(38,401)

Cash at beginning of period	380,579	343,028
Cash at end of period	$1,727,096	$495,734

Noncash financing and investing activities:
Reduction of accounts payable through disposal of plant and equipment	$184,983	$85,695
Reduction of accounts receivable through addition of plant and equipment	$135,417	$548,527

Supplemental disclosure of cash flow information:
Interest paid	$1,011,897	$677,148
Income taxes paid	$344,414	$356,811

See accompanying notes to the condensed consolidated financial statements.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three and six-month periods ended June 30, 2013 are not necessarily indicative of the results for the year ending December 31, 2013 or any other interim period. The accompanying condensed consolidated financial statements include all wholly-owned subsidiaries and all subsidiaries over which the Company exercises the power and control to direct activities significantly impacting financial performance. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the current period presentation.

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

Annec Green refractories corporation and subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U .S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. Significant estimates and assumptions are used for, but not limited to: (1) allowance for doubtful accounts, (2) economic lives of property, plant, and equipment, (3) asset impairments, (4) percentage of completion on construction projects, and (5) contingency reserves. The Company bases our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on our operating results.

Concentration of Credit and Other Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, restricted cash, bank notes receivable, accounts receivable and other receivables. The Company holds all its bank deposits with banks in China. In China, there is no equivalent federal deposit insurance as in the United States; as such, these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through June 30, 2013. In an effort to mitigate any potential risk, the Company periodically evaluates the credit quality of the financial institutions which hold the bank deposits and the Company holds its cash in multiple banks supported by the local and Central Government of the PRC.

The Company does not require collateral or other security to support the trade receivables. The Company is exposed to credit risk in the event of nonpayment by customers to the extent of amounts recorded on the balance sheet. One customer accounted for 23% and 21% of the trade receivable balance as of June 30, 2013 and December 31, 2012, respectively. An additional customer accounted for 14% and 19% of the trade receivables balance as of June 30, 2013 and December 31, 2012, respectively.

Two customers individually accounted for 25% and16% of the total revenue in three months ended June 30, 2013 and two customers individually accounted for 39% and 21% of the total revenue in three months ended June 30, 2012, respectively. Two customers individually accounted for 19% and 12% of our revenue in the six month periods ended June 30, 2013. Two customers individually accounted for 26% and 14% of our revenue in the six month periods ended June 30, 2012.

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economical, and legal environment in the PRC. The Chinese Government controls its foreign currency reserves through restrictions on imports and conversion of Renminbi (RMB) into foreign currency. In July 2005, the Chinese Government adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate.” During January 2008 to June 2013, the exchange rate between RMB and U. S. Dollars (USD) has fluctuated from USD $1.00 to RMB 7.3141 and USD $1.00 to RMB 6.1732, respectively. There can be no assurance that the exchange rate will remain stable. The Renminbi could appreciate or depreciate against the U.S. Dollar. The Company’s financial condition and results of operations may also be affected by changes in the value of certain currencies other than the Renminbi in which its earnings and obligations are denominated.

Annec Green refractories corporation and subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.	Summary of Significant Accounting Policies, continued

Long-term Investment

Long-term investment represents an investment the Company had in a regional bank within China. The Company did not hold a greater than 5% interest, and we determined that the Company did not have significant control or influence in the bank. Accordingly, the Company recorded the investment at cost. The investment was in a private company where there is no market to determine the value of the investment. The Company withdrew the investment in March 2013 and received proceeds of $159,314.

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

Level 2–observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active.

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

 Annec Green refractories corporation and subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.	Summary of Significant Accounting Policies, continued

Foreign Currency Translation

The accompanying financial statements are presented in United States Dollars. The functional currency of our Company is the Renminbi, the official currency of the PRC. Capital accounts of the financial statements are translated into United States Dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rates for the periods ended June 30, 2013 and 2012. Items in the Company’s consolidated statement of cash flows are translated using a weighted average exchange rate, which approximates the exchange rate in effect at the time of the cash flows. For all periods reported, there were no transactions outside the PRC; thus, all of our transactions are in RMB, our functional currency. Currency translation adjustments from translation to U.S. Dollars for financial reporting purposes are recorded in other comprehensive income (loss) as a component of equity.

A summary of the conversion rates for the periods presented is as follows:

	Three Months Ended		December
	June 30,		31
	2013	2012	2012

Year end RMB: U.S. Dollar exchange rate	6.1732	6.3089	6.3011
Average RMB: U.S. Dollar exchange rate	6.2025	6.3078	6.3034

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

Beijing Annec enters into contracts to design and build blast furnaces and hot-air stoves and recognizes revenues during the construction period using the percentage of completion method. Most of the contracts are fixed-price contracts, which typically provide for a stated contract price and a specified scope of the work to be performed. Beijing Annec estimates the percentage of the job that is complete using variations of the cost-to-cost method. Cost is used as the primary indicator, but the Company also considers contract milestones and work in progress from subcontractor companies. If the estimate of costs left to be incurred plus actual costs already incurred exceeds the total revenue to be expected from a contract, then the full amount of the difference is recognized in the current period as a loss and presented on the consolidated balance sheet as a current liability. Beijing Annec also generates revenue from the sale of a variety of machines and equipment which the Company purchases from vendors. Beijing Annec recognizes revenue from this type of sale when the machines and equipments have been delivered and accepted by the customer.

During 2011, Zhengzhou Annec began entering into certain short-term contracts to build blast furnaces and hot blast stoves. These contracts have an average duration of approximately three to six months and do not exceed a period of one year. Zhengzhou Annec recognizes these revenues based on project completion and acceptance by the customer.

Shipping and Handling Costs

Shipping and handling costs billed to customers are recorded net of the amount collected. Shipping and handling expense included in selling expenses amounted to $816,312 and $279,796 for the quarter ended June 30, 2013 and 2012, respectively, and $1,031,922 and $771,074 for the six month periods ended June 30, 2013 and 2012, respectively.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. Some of the accounting standards issued are effective after the end of the Company’s previous fiscal years, and therefore may be applicable to the Company. Management has not identified any standards that it believes will have a significant impact on the Company’s consolidated financial statements.

Annec Green refractories corporation and subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.	Accounts Receivable

The components of the Company’s net accounts receivable are as follows:

	June 30	December 31
	2013	2012

Amounts billed	$31,222,915	$31,619,504
Amounts unbilled	5,650,355	10,594,598

Total	$36,873,270	$42,214,102

4.	Retentions Receivable and Long-term Retentions Receivable

The Company enters into sales contracts with customers that provide for a retention provision in that the customers can retain a portion of the payment, generally 10% of the contract price, until the stoves the Company built or supplied refractory materials for were proven to be of good quality. The retention period is usually one to two years from the day the stoves are placed into service. The current portion on the Balance Sheet represents amounts due within a year. The long-term portion represents the amounts that are due over a year or are already over a year old.

The following table shows the components of retentions receivable from long-term contracts as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Retentions receivable	Long-term retentions receivable	Retentions receivable	Long-term retentions receivable
Chinese government or province-owned customers:
Amounts billed and due	$2,482,133	$818,638	$585,832	$342,871
Amounts billed and not due	3,258,942	87,673	7,218,256	1,098,770
	5,741,075	906,311	7,804,088	1,441,641
Commercial customers:
Amount billed and due	2,249,287	312,257	512,115	319,021
Amount billed and not due	3,975,617	712,580	4,921,270	734,956
	6,224,904	1,024,837	5,433,385	1,053,977
Total	$11,965,979	$1,931,148	$13,237,473	$2,495,618

5.	Other Receivables

The components of the Company’s other receivables are as follows:

	June 30,	December 31,
	2013	2012
Other receivables–individuals and employees	$2,627,905	$1,214,957
Other receivables–companies	531,817	678,423
Security deposits	5,994,896	1,112,043
Total other receivables	$9,154,618	$3,005,423

Annec Green refractories corporation and subsidiaries

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

6.	Inventories

The components of the Company’s inventories are as follows:

	June 30,	December 31,
	2013	2012

Raw materials	$3,939,331	$3,839,230
Work in process	189,859	191,781
Finished goods	27,528,752	21,524,523
Total inventories	$31,657,942	$25,555,534

7.	Plant and Equipment, net

The components of the Company’s plant and equipment are as follows:

	June 30,	December 31,
	2013	2012

Plants and buildings	$15,819,268	$15,180,863
Machinery and equipment	4,874,418	4,703,072
Vehicles	2,152,584	2,321,267
Others	545,579	541,106
	23,391,849	22,746,308
Less accumulated depreciation	(7,039,949)	(6,240,887)
Total plant and equipment, net	$16,351,900	$16,505,421

Depreciation expense related to property and equipment was $439,453 and $436,838 for the three month periods ended June 30, 2013 and 2012, respectively, and was $892,393 and $834,713 for the six-month periods ended June 30, 2013 and 2012, respectively.

8.	Land Use Rights, net

The components of the Company’s land use rights are as follows:

	Estimated
	Remaining	June 30,	December 31,
	Life	2013	2012

Land use rights	46.3 years	$2,540,737	$2,399,645
Less accumulated amortization		(167,603)	(140,849)
Total land use rights, net		$2,373,134	$2,258,796

The Company purchased an additional land use right of $89,809 during the six months ended June 30, 2013. Amortization expense related to land use rights was $11,862 and $11,825 for the three-month periods ended June 30, 2013 and 2012, respectively, and $23,584 and $27,711 for the six-month periods ended June 30, 2013 and 2012, respectively. The difference between the amortization expense and accumulated amortization is due to exchange rate differences.

Amortization of land use rights attributable to future periods is as follows:

Period ending June 30:
2014	$51,256
2015	51,256
2016	51,256
2017	51,256
2018	51,256
Thereafter	2,116,854
$2,373,134

Annec Green refractories corporation and subsidiaries

Notes to Condensed Consolidated Financial Statements

9.	Short-Term Loans

The components of the Company’s short-term loans are as follows:

	June 30,	December 31,
	2013	2012

Loans due to financial institutions	$29,394,803	$24,037,073

At June 30, 2013, the Company has fourteen loans with seven different banks that are due within one year. The weighted average interest rates are 7.147% and 7.571% for the three month periods ended June 30, 2013 and 2012, respectively. Eight of the short-term loans (with an outstanding balance of $17,009,007 at June 30, 2013) are guaranteed by third parties, Beijing Annec, or Fuchao Li, chairman of the Company’s board of directors (the chairman). One of these eight loans is $4,859,716 due to Bank of Zhengzhou. Four of the loans (with an outstanding balance of $6,635,132 at June 30, 2013) are collateralized by the Company’s office building, land, or machinery and equipment. Two of the loans (with an outstanding balance of approximately $5,750,664 at June 30, 2013) are secured by cash deposits of the Company.

In 2013, the Company borrowed $4,859,716 (RMB 30 million) from the Bank of Zhengzhou. This loan was guaranteed by a third party (Note 14) similar to the other short term bank loans of the Company. Additionally, consistent with local Chinese banking practices, the Bank of Zhengzhou requested that the chairman also borrow funds from the bank in a separate transaction and that such borrowings be collateralized by a cash security deposit to be held in Bank of Zhengzhou. The Company’s chairman borrowed $4,568,133 (RMB 28.2 million) from the Bank of Zhengzhou under a one year loan agreement with interest at 5.4%. The chairman loaned this amount to the Company. This amount is included in “Other Payable” on the balance sheet. In order to provide the cash security deposit required by the chairman’s loan from the Bank of Zhengzhou, the Company loaned an employee $4,859,716 (RMB 30 million) and the employee established the cash security deposit with the Bank of Zhengzhou. The receivable from the employee is due in one year. The Bank of Zhengzhou pays interest on the security deposit at 3.3%. This receivable is classified as a component of “Other Receivables – individuals and employees” (Note 5). The Company, the chairman and the employee have agreed that: 1). The Company has the rights to the cash security deposit and any interest earnings on such deposit. Upon the Company receiving the security deposit, all obligations of the employee to the Company are fulfilled. 2). The Company is obligated to repay the $4,568,133 loan and interest expense on behalf of the chairman. Upon repayment of the chairman’s loan to the Bank of Zhengzhou, all of the Company’s obligations to the chairman are fulfilled.

10.	Bank Notes Payable

The components of the Company’s bank notes payable are as follows:

	June 30,	December 31,
	2013	2012

Loans due to financial institutions	$2,267,868	$2,221,834

Bank notes payable represent bank notes paid to the Company’s vendors for purchase of inventory. At June 30, 2013, the Company had bank notes payable with three different banks with maturity dates of nine months. All are noninterest-bearing notes, but generally require fees of approximately 0.05%. The notes payable require cash to be held in reserve of 100% of the total outstanding notes payable balance. Cash held by the bank as collateral is included in restricted cash.

11.	Long-Term Loans

The components of the Company’s long-term loans are as follows:

	June 30,	December 31,
	2013	2012

Loan due to financial institution	$476,252	$622,114

The long-term loan is due in 2015, has an interest rate of 7.152% ,and is secured by one of the Company’s office buildings.

Future minimum payments for the long-term loans are as follows:

Period ending June 30:
2014	$317,501
2015	158,751
$476,252

Annec Green refractories corporation and subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12.	Related Party Transactions

At June 30, 2013 and December 31, 2012, the Company had loans payable to the chairman (Fuchao Li), and a minority shareholder (Yinling Fan) of the Company. The Company and these parties have not signed notes, there are no specific due dates, and no interest is paid on the loans. Money is transferred between these parties and the Company mainly for cash flow purposes. The amounts loaned and borrowed are short-term in nature and the balances at both year-ends are considered at the fair market value of the amounts owed. The following amounts were payable to the owners as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012

Fuchao Li	$-	$214,150
Yinling Fan	197,628	193,617
	$197,628	$407,767

During the three months ended March 31, 2013, the Company repaid $214,150 to Fuchao Li. There was no other activity in these payables during the three months ended June 30, 2013.

Annec Green refractories corporation and subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13.	Income Taxes

The Company is subject to applicable local tax statutes and is governed by the Income Tax Law of the PRC and local income tax laws (the “PRC Income Tax Law”).

Zhengzhou Annec qualified as a hi-tech corporation and was accorded certain tax incentives for said designation. Accordingly, Zhengzhou Annec was subject to tax at a statutory rate of 15% for the quarter ended June 30, 2013 and December 31, 2012. Zhengzhou Annec will continue to be subject to a 15% tax rate until October 28, 2014, and expects that thereafter will become subject to a rate of 25% unless Zhengzhou Annec applies for and receives a further tax holiday. There was no tax savings due to this tax holiday because Zhengzhou Annec had a loss for the three and six months ended June 30, 2013. The tax savings due to this tax holiday is approximately $264,000 and $264,000 for the three and six-month periods ended June 30, 2012, respectively.

Beijing Annec is subject to taxes at a statutory rate of 25%.

14.	Commitments and Contingencies

Third Party Guarantees

During three and six months ended June 30, 2013 and the year ended December 31, 2012, the Company had agreements with third-party entities in which the Company has guaranteed certain debt of these entities, and these entities have guaranteed certain debt of the Company. As of June 30, 2013 and December 31, 2012, the Company was a debt guarantor to three third-party entities. The maximum guaranteed amount is approximately $24,299,000 as of June 30, 2013. The total guaranteed outstanding borrowings by these parties are approximately $19,925,000 as of June 30, 2013. All of the guarantee agreements are for debt with maturities of one year or less, and mature through March 31, 2014.

These same parties disclosed above also act as debt guarantors on certain of the Company’s debt with a maximum guaranteed amount of approximately $27,376,000 as of June 30, 2013. The Company’s loans guaranteed by these parties are approximately $17,009,000 as of June 30, 2013. The Company has not historically incurred any losses due to such debt guarantees, and the Company has determined that the fair value of the guarantees is not material.

Leases

The Company has non-cancelable operating lease agreements principally for its office and factory facilities. These leases have terms expiring in May 2015 and April 2014, and are renewable subject to negotiation.

During 2010, the Company entered into operating lease agreements with several county governments of Xinmi City to lease three parcels of land where the Company’s factories are located. These lease terms are for fifty years through August 2059. The rent for the land is approximately $53,753 per year.

Total rent expense for the leases as mentioned above was $84,912 and $84,430 for the three months ended June 30, 2013 and 2012, and $168,817 and $177,282 for the six months ended June 30, 2013 and 2012. respectively. A summary of future minimum lease payments as of June 30, 2013 is presented below:

Minimum
Lease
Payments
Year ending June 30:
2014	$306,070
2015	120,930
2016	53,753
2017	53,753
2018	53,753
Thereafter	2,201,463
$2,789,722

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

Annec Green refractories corporation and subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

16.	Segment Reporting, continued

Information on reportable segments for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Zhengzhou Annec	$17,061,559	$17,884,034	$20,680,974	$33,734,005
Beijing Annec	-	-	-	-
Total	17,061,559	17,884,034	20,680,974	33,734,005
Cost of revenues:
Zhengzhou Annec	10,606,480	10,393,274	12,900,591	20,670,630
Beijing Annec	-	-	-	-
Total	10,606,480	10,393,274	12,900,591	20,670,630
Operating expenses:
Zhengzhou Annec	3,108,976	3,738,430	5,668,231	8,368,075
Beijing Annec	128,464	809,134	244,813	935,045
Total	3,237,440	4,547,564	5,913,044	9,303,120
Income from operations	$3,217,639	$2,943,196	$1,867,339	$3,760,255

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Depreciation expenses:
Zhengzhou Annec	$388,628	$383,811	$793,446	$743,262
Beijing Annec	50,825	53,027	98,947	91,451
Total	$439,453	$436,838	$892,393	$834,713

	June 30, 2013	December 31,2012
Plant and equipment, net:
Zhengzhou Annec	$12,899,872	$13,336,054
Beijing Annec	3,452,028	3,169,367

Total identifiable assets	$16,351,900	$16,505,421

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report.  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report. See also “Risk Factors ”contained in our Form 10-K filed on April 1, 2013.

Overview

We are a refractory and production-based company that designs, develops, produces, and markets refractory products in the PRC. In addition, through our VIE, Beijing Annec, we are also engaged in integrated stove design, turnkey contracting, refractory production and sales.

  Through our subsidiary, Zhengzhou Annec, we are primarily engaged in the manufacture, design, development, sale, installation, and maintenance of refractory materials and products. Zhengzhou Annec’s primary products are heat shock bricks for internal, top, and external combustion hot air stoves, high alumina brick with heat shock, cordierite-mullite bricks, no recasting, soft and high-heating andalusite brick, and silica bricks with high thermal conductivity and high density. Zhengzhou Annec produces refractory products through three factories in the Henan Province, PRC: Fuliang, Fuhua, and Fugang. We design and build blast furnaces and hot air stoves, and act as a general contractor working with outside construction companies which serve as subcontractors. Pursuant to a contractual agreement between Zhengzhou Annec and Beijing Annec, Zhengzhou Annec has been supplying Beijing Annec with construction materials. Beijing Annec is also engaged in technology research and development, graphic design, production, engineering and technical consulting, and sales of building materials.

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

Results of Operations

 For the Three Months Ended June 30, 2013 and 2012

	Three Months Ended June 30
	2013	2012
Revenues	$17,061,559	$17,884,034
Cost of revenues	10,606,480	10,393,274
Gross profit	6,455,079	7,490,760
Operating expenses
Sales and marketing	2,151,424	3,219,462
General and administrative	1,086,016	1,328,102
Total operating expenses	3,237,440	4,547,564
Income from operations	3,217,639	2,943,196
Other expense	(966,538)	(960,516)
Income before provision for income taxes	2,251,101	1,982,680
Provision for income taxes	92,150	487,598
Net income	$2,158,951	$1,495,082

Revenues

We operate in two reportable segments: Zhengzhou Annec and Beijing Annec. The Zhengzhou Annec segment manufactures and sells a variety of refractory bricks and kits of pre-assembled hot-air ovens. Since 2011, Zhengzhou Annec began entering into certain short-term contracts to build blast furnaces and hot blast stoves. The Beijing Annec segment designs and builds blast furnaces and hot-air stoves on a contract basis and uses subcontractors throughout the construction process. In addition, Beijing Annec also sells a variety of machines and equipment which are required as part of the entire blast furnace and hot-air stove package. We purchase these machines and equipment from outside vendors and generally sell them at cost plus a small mark-up.

Segments	Three Months Ended June 30, 2013	% of Revenue	Three Months Ended June 30, 2012	% of Revenue
Zhengzhou Annec	$17,061,599	100%	$17,884,034	100%
Beijing Annec	-	-	-	-
Total	$17,061,599	100%	$17,884,034	100%

Revenues for the three months ended June 30, 2013 were $17,061,599 compared to $17,884,034 for the three months ended June 30, 2012. Revenues for the three months ended June 30, 2013 decreased by $ 822,435 or 4.6%, primarily as a result of a decrease in sales and new orders for Zhengzhou Annec and no revenues from Beijing Annec. The decrease in sales of refractory products by Zhengzhou Annec was mainly due to a decrease in number of orders during the three months ended June 30, 2013. Zhengzhou Annec experienced a decrease in orders because of decline in demand for iron and steel industry products in 2013. In the first quarter of 2013, the Company decided to develop new product and markets to improve results of operation, such as tracking and developing markets of functional materials and environment-friendly products, development of the international market. In addition, the Company also intends to maintain contact with current customers, and improve quantity of shipment according to the customer’s payment ability. The following table shows product sales of Zhengzhou Annec from existing and new customers during the three months ended June 30, 2013, and 2012:

Type of Customers’ Sales	Amount (US$) 2013	Amount (US$) 2012

Existing customers	4,876,628	17,858,879

New customers	12,184,931	25,155

Cost of Revenue

Cost of revenue was $10,606,480 and $10,393,274 for the three months ended June 30, 2013 and 2012, respectively. Cost of revenue for the three months ended June 30, 2013 increased by $213,206, or 2.1%. Stated as a percentage of revenues, the cost of revenue for the three months ended June 30, 2013 was 62% and for the corresponding period of 2012 was 58%. The increase in cost of revenue of Zhengzhou Annec was primarily attributable to the change of the structure of the product.

Operating Expenses

General and Administrative. General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with facilities, and other administrative expenses. General and administrative expenses were $1,086,016 and $1,328,102 for the three months ended June 30, 2013 and 2012, respectively. The decrease of $242,086, or 18%, in general and administrative expense was primarily attributable to the decrease of consulting fees.

Sales and Marketing Expenses. Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and travel, advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses were $2,151,424 and $3,219,462 for the three months ended June 30, 2013 and 2012, respectively. The decrease of $1,068,038, or 33%, in sales and marketing expense was corresponding to decrease in revenues and variable cost like commission, shipping expense, packaging expense and traveling expense.

Other Expense, net. The total other expense was $966,538 and $960,516 for the three months ended June 30, 2013 and 2012, respectively. The increase of $6,022, or 1%, in total other expense was primarily due to increase in bank loan interest.

Items	2013 (US$)	2012 (US$)	Change
Other income (expense)
Interest income	176,304	65,545	169%
Interest expense	(1,176,211)	(996,960)	18%
Other income (expense), net	33,369	(29,101)	215%

Total Other (Expense)	(966,538)	(960,516)	1%

For the Six Months Ended June 30, 2013 and 2012

	Six Months Ended June 30
	2013	2012
Revenues	$20,680,974	$33,734,005
Cost of revenues	12,900,591	20,670,630
Gross profit	7,780,383	13,063,375
Operating expenses
Sales and marketing	3,254,680	6,380,751
General and administrative	2,658,364	2,922,369
Total operating expenses	5,913,044	9,303,120
Income from operations	1,867,339	3,760,255
Other expense	(1,771,458)	(2,144,573)
Income before provision for income taxes	95,881	1,615,682
Provision for income taxes	98,568	513,510
Net (loss)income	$(2,687)	$1,102,172

Revenues

We operate in two reportable segments: Zhengzhou Annec and Beijing Annec. The Zhengzhou Annec segment manufactures and sells a variety of refractory bricks and kits of pre-assembled hot-air ovens. Since 2011, Zhengzhou Annec began entering into certain short-term contracts to build blast furnaces and hot blast stoves. The Beijing Annec segment designs and builds blast furnaces and hot-air stoves on a contract basis and uses subcontractors throughout the construction process. In addition, Beijing Annec also sells a variety of machines and equipment which are required as part of the entire blast furnace and hot-air stove package. We purchase these machines and equipment from outside vendors and generally sell them at cost plus a small mark-up.

Segments	Six Months Ended June 30, 2013	% of Revenue	Six Months Ended June 30, 2012	% of Revenue
Zhengzhou Annec	$20,680,974	100%	$33,734,005	100%
Beijing Annec	-	-	-	-
Total	$20,680,974	100%	$33,734,005	100%

Revenues for the six months ended June 30, 2013 were $20,680,974 compared to $33,734,005 for the six months ended June 30, 2012. Revenues for the six months ended June 30, 2013 decreased by $13,053,031, or 39%, primarily as a result of a decrease in sales and new orders for Zhengzhou Annec and no revenues from Beijing Annec. The decrease in sales of refractory products by Zhengzhou Annec was mainly due to a decrease in number of orders during the six months ended June 30, 2013. Zhengzhou Annec experienced a decrease in orders because of decline in demand for iron and steel products in 2013. In the first quarter of 2013, the Company decided to develop new product and markets to improve results of operation, such as tracking and developing markets of functional materials and environment-friendly products, development of the international market. In addition, the Company also intends to maintain contact with current customers, and improve quantity of shipment according to the customer’s payment ability. The following table shows product sales of Zhengzhou Annec from existing and new customers during the six months ended June 30, 2013, and 2012:

Type of Customers’ Sales	Amount (US$) 2013	Amount (US$) 2012

Existing customers	6,225,434	33,694,282

New customers	14,455,540	39,723

Cost of Revenue

Cost of revenue was $12,900,591 and $20,670,630 for the six months ended June 30, 2013 and 2012, respectively. Cost of revenue for the six months ended June 30, 2013 decreased by $7,770,039, or 38%. Stated as a percentage of revenues, the cost of revenue for the six months ended June 30, 2013 was 62%, which is consistent with 61% for the corresponding period of 2012.

Operating Expenses

General and Administrative. General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with facilities, and other administrative expenses. General and administrative expenses were $2,658,364 and $2,922,369 for the six months ended June 30, 2013 and 2012, respectively. The decrease of $264,005, or 9%, in general and administrative expense was primarily attributable to the decrease of patent fees.

Sales and Marketing Expenses. Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and travel, advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses were $3,254,680 and $6,380,751 for the six months ended June 30, 2013 and 2012, respectively. The decrease of $3,126,071, or 49%, in sales and marketing expense was corresponding to decrease in revenues and variable cost like commission, shipping expense, packaging expense and traveling expense.

Other Expense, net. The total other expense was $1,771,458 and $2,144,573 for the six months ended June 30, 2013 and 2012, respectively. The decrease of $373,115, or 17%, in total other expense was primarily due to decrease in notes receivable discounted of interest expense.

Items	2013 (US$)	2012 (US$)	Change
Other income (expense)
Interest income	305,722	162,733	88%
Interest expense	(2,181,397)	(2,276,862)	4%
Other income (expense), net	104,217	(30,444)	442%

Total Other (Expense)	(1,771,458)	(2,144,573)	(17)%

Liquidity and Capital Resources

As of June 30, 2013, we had cash and restricted cash of $8,521,044 and total current assets of $106,613,324. As of December 31, 2012, we had cash and restricted cash of $6,850,405 and total current assets of $100,172,287. Restricted cash is used to secure bank notes payable and short-term loans.

 As of June 30, 2013, we had accounts receivable of $36,873,270 representing 35% of our total current assets compared to accounts receivable of $42,214,102, representing 42% of our total current assets as of December 31, 2012. Accounts receivable decreased by $5,340,832 or 13% due to decrease in revenues and collection of accounts receivable.

Our total liabilities as of June 30, 2013 were $84,676,553 compared to $79,862,368 as of December 31, 2012. The increase of $4,814,185 or 6% was a result of increase in short-term loan.

We generally require 30% of contract price as advanced payment after we sign a contract. Such advance is used to buy materials and cover initial cost for production. 30% of the contract price will be collected when we finish production and the product is inspected by customer. These two 30% installments of the contract price payments constitute a majority portion of the advances from our customer. Another 30% of contract price will be received after the refractory installation is finished and has been tested by client. The final installment of 10% is due one or two years after the stove is in use to allow for quality guarantee. The last 30% and 10% are the main components of our accounts receivable. As our business is contract-based sales, differentiations in contract terms exist among contracts signed by different customer.

As of June 30, 2013, we had working capital of $25,185,724 compared to $23,708,632 as of December 31, 2012. We believe our cash and accounts receivable are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months. However, to develop new product and expand our market, we need to improve our cash support, we may need to obtain additional short-term and long term loans from bank and/or- raise additional capital by the sale of our securities in order to implement our strategic growth plans which include increasing the number of our product lines, promoting our design and engineering services, improving our products, and potential acquisitions of mines and other refractory companies.

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

Management Plans

In the first half year of 2013, global economy is in depression, overcapacity and weak demand in China’s steel industry results in insufficient payment collection and decreased orders of the company. Notwithstanding the negative market conditions, the company’s position in the industry was improved. For example, the Company became a refractory supplier of the world’s biggest 5800m3 hot blast stove (Jiangsu Shagang Huasheng project of ironmaking), and is expected to enter into the world’s biggest EPC system integration contract of Taisu (two 4350m3 NIPPON STEEL of Japan external-combustion stove, with shipments of approximately 40 thousand Tons). The management believes that environmental reform and industrial upgrade will be the key for steel industry to improve profitability and for refractory industry to improve competitiveness. In the second half year of 2013 the management intends to implement the following measures related to technological innovation, human resource and marketing strategy to increase the company's operating capacity:

1. Adjust employee compensation structure, reinforce the elimination system to improve employee’s productivity.

2. Strengthen payment collection and optimize financing structure to mitigate financial risks.

3. Focus on R&D and development of existing technologies to provide the Company with competitive edge.

4. Continue marketing efforts for functional refractory product and expand overseas market.

Below is a summary of our cash flow:

Net Cash used in Operating Activities.

For the six months ended June 30, 2013, net cash used in operating activities was $3,296,662 compared to cash provided by operating activities of $1,548,062 for the six months ended June 30, 2012. The increase in net cash used in operating activities for the six months ended June 30, 2013 was primarily due to changes in net income, restricted cash, bank notes receivable, prepaid expenses and deposits, account receivable, retentions receivable and long term retentions receivable, other receivable, inventories, bank notes payable, account payable and accrued expenses, and other payable as set forth below:

Items	2013 (US$)	2012 (US$)	Increase /(Decrease)(US$)	Percentage
Net (loss)income	(2,687)	1,102,172	(1,104,859)	(100)%
Restricted cash	(184,056)	(5,603,010)	5,418,954	(97)%
Bank notes receivable	268,286	931,675	(1,516,327)	84%
Accounts receivable, retentions receivable, and long term retentions receivable	8,291,111	7,570,001	721,110	10%
Prepaid expenses and deposits	423,173	3,197,484	(2,774,311)	(89)%
Other receivables	(1,208,739)	(1,193,542)	(15,197)	2%
Inventories	(5,484,326)	(1,256,072)	(4,228,254)	337%
Bank notes payable	0	4,428,767	(4,428,767)	(100)%
Accounts payable and accrued expenses	475,752	(2,992,392)	3,468,144	(116)%
Other payables	60,562	(1,279,733)	1,340,295	(105)%

Net Cash Used In Investing Activities.

For the six months ended June 30, 2013, net cash used in investing activities was $197,531, compared to net cash used in investing activities of $639,841 for the six months ended June 30, 2012. The decrease of net cash used in investment activities for six months ended June 30, 2013 was primarily due to the decrease in purchase payments for plant and equipment, and deposits in capital expenditures.

Items	2013 (US$)	2012 (US$)	Increase/(Decrease)(US$)	Percentage
Purchase of plant and equipment	(230,410)	(457,334)	226,924	50%
Deposits for capital expenditure	(36,650)	(179,336)	142,686	80%

Net Cash Provided by Financing Activities.

For the six months ended June 30, 2013, net cash provided by financing activities was $4,923,368 compared to $717,114 in net cash used in financing activities for the six months ended June 30, 2012. The increase of the net cash provided by financing activities was primarily due to the changes in short-term borrowings and loans to related parties, employees, and other individual.

Type of Proceeds	2013 (US$)	2012 (US$)	Increase/(Decrease)(US$)	Percentage
Payments of loans to related parties, employees, and other individuals	(9,841,457)	(1,671,639)	(8,169,818)	489%
Payment of short-term borrowings	(8,335,349)	(8,386,442)	51,093	(1)%
Proceeds from loans to related parties, employees, and other individuals	10,429,225	-	10,429,225	100%
Proceeds from short-term borrowings	13,114,778	9,496,179	3,618,599	38%

Loan Facilities

In China, banks usually do not provide long term loans to businesses. Most loans are short term loans (12 months or less). All of our loans but one with Chinese banks is within twelve months. As such, each year we repay our loans and/or apply for new loans with our banks or with other banks for working capital needs. At June 30, 2013, we borrowed approximately $29,394,803 from various short-term bank loans for the working capital needs. All of our bank borrowings are secured by our land and buildings and/or guaranteed by third parties. As of June 30, 2013, the Company and its subsidiaries have the following short-term loan facilities with the following terms:

In 2013, the Company borrowed $4,859,716(RMB 30 million) from the Bank of Zhengzhou. This loan was guaranteed by a third party (Note 14) similar to the other short term bank loans of the Company. Additionally, consistent with local Chinese banking practices, the Bank of Zhengzhou requested that the chairman also borrow funds from the bank in a separate transaction and that such borrowings be collateralized by a cash security deposit to be held in the Bank of Zhengzhou. The Company’s chairman borrowed $4,568,133 (RMB 28.2 million) from the Bank of Zhengzhou under a one year loan agreement with interest at 5.4%. The chairman loaned this amount to the Company. This amount is included in “Other payable” on the balance sheet. In order to provide the cash security deposit required by the chairman’s loan from the Bank of Zhengzhou, the Company loaned an employee $4,859,716 (RMB 30 million) and the employee established the cash security deposit with the Bank of Zhengzhou. The receivable from the employee is due in one year. The Bank of Zhengzhou pays interest on the security deposit at 3.3%. This receivable is classified as a component of “Other Receivables – individuals and employees” (Note 5). The Company, the chairman and the employee have agreed that: 1). The Company has the rights to the cash security deposit and any interest earnings on such deposit. Upon the Company receiving the security deposit, all obligations of the employee to the Company will be fulfilled. 2). The Company is obligated to repay the $4,568,133 loan and interest expense on behalf of the chairman. Upon repayment of the chairman’s loan to the Bank of Zhengzhou, all of the Company’s obligations to the chairman will be fulfilled.

Lender	Secured	Duration	Outstanding as of June 30, 2013	Interest rates

Agricultural credit union	By third parties	1 year	$1,619,905	9.720%
Agricultural credit union	Machinery and equipment	1 year	1,457,915	12.312%
Shanghai Pudong Development Bank	Office building and land	1 year	3,239,811	6.600%
Shanghai Pudong Development Bank	Office building and land and Fuchao Li	1 year	1,619,905	6.600%
Shanghai Pudong Development Bank	By third parties and Fuchao Li	6 months	1,619,905	6.600%
Shanghai Pudong Development Bank	By Deposit	6 months	2,705,242	5.309%
Shanghai Pudong Development Bank	Office building	1 year	317,501	7.152%
China Citic Bank	By third parties, Beijing Annec and Alex Industrial	1 year	1,619,905	6.941%
China Citic Bank	By Third parties, Beijing Annec and Alex Industrial	1 year	809,953	7.216%
China Guangfa Bank	By third parties	1 year	1,619,905	7.200%
China Merchants Bank	By third parties	1 year	1,619,905	7.200%
LuoYang Bank	By deposit	1 year	3,045,422	6.000%
LuoYang Bank	By third parties	1 year	3,239,811	7.200%
Bank of Zhengzhou	By third parties	1 year	4,859,718	7.200%
	Total current (2013)		$29,394,803

Future minimum payments for the long-term loan are as follows:

Period ending June 30:
2014	$317,501
2015	158,751
$476,252

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

In China, because the bank lending system is still developing, it is common practice for companies to enter into cross-guarantee arrangements in order to secure lines of credit with banks. During three months ended June 30, 2013 and the year ended December 31, 2012, the Company had agreements with third-party entities in which the Company has guaranteed certain debt of these entities, and these entities have guaranteed certain debt of the Company. As of June 30, 2013 and December 31, 2012, the Company was a debt guarantor to three third-party entities. The maximum guaranteed amount is approximately $24,298,000 as of June 30, 2013. The total guaranteed outstanding borrowings by these parties are approximately $19,924,000 as of June 30, 2013. All of the guarantee agreements are for debt with a maturity of one year or less due by March 31, 2014.

These same parties disclosed above also act as debt guarantors on certain of the Company’s debt with a maximum guaranteed amount of approximately $27,376,401 as of June 30, 2013. The Company’s loans guaranteed by these parties are approximately $17,009,000 as of June 30, 2013. The Company has not historically incurred any losses due to such debt guarantees, and the Company has determined that the fair value of the guarantees is not material.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on the management’s assessment and review of our financial statements and results for the quarter ended June 30, 2013 we have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

Changes in Internal Controls over Financial Reporting

There have been no material changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to devote resources to remediating, improving and documenting our internal controls over financial reporting, including recruiting a new chief financial officer with US GAAP and SEC reporting experience, additional accounting and finance staff, and/or consultants to assist with these functions.

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

ANNEC GREEN REFRACTORIES CORPORATION

Date: August 19, 2013	/s/ LI Jiantao
By: LI Jiantao
Its: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

