Form 10-Q
period 2013-09-30
Annec Green Refractories Corp
filed 2013-11-21
CIK 1501162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
 Yes ☒   No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 15, 2013, there were 19,995,701 shares of the registrant’s common stock issued and outstanding.

ANNEC GREEN REFRACTORIES CORPORATION

FORM 10-Q INDEX

ANNEC GREEN REFRACTORIES CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ANNEC GREEN REFRACTORIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash	$3,432,612	$380,579
Restricted cash	6,892,797	6,469,826
Bank notes receivable	74,963	1,695,771
Accounts receivable (net of allowance of $1,369,805 and $1,481,000 at September 30, 2013 and December 31, 2012, respectively)	31,460,386	42,214,102
Retentions receivable (net of allowance of $543,256 and $531,000 at September 30, 2013 and December 31, 2012, respectively)	11,697,741	13,237,473
Prepaid expenses and deposits	8,516,289	7,613,579
Other receivables	10,346,341	3,005,423
Inventories	29,373,651	25,555,534
Non-current assets within 1 year	331,471	-
Total current assets	102,126,251	100,172,287
Long-term retentions receivable (net of allowance of $1,023,506and $1,172,860 at September 30, 2013 and December 31, 2012, respectively)	1,994,268	2,495,618
Plant and equipment, net	16,082,192	16,505,421
Construction in progress	-	690,655
Land use rights, net	2,391,691	2,258,796
Long-term investment	-	158,702
Long-term assets	11,664	-
Total assets	$122,606,066	$122,281,479
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term loans	$27,941,464	$24,037,073
Bank notes payable	2,281,468	2,221,834
Accounts payable and accrued expenses	20,514,877	18,895,273
Advances from customers	6,903,426	14,535,685
Salaries payable	370,876	401,536
Taxes payable	3,274,956	5,215,355
Related party payables	4,778,046	407,767
Loans payable to employees	-	2,027,032
Loans payable to other individuals	-	4,372,570
Other payable	9,824,755	3,582,618
Other current liabilities	2,513,502	766,912
Total current liabilities	78,403,371	76,463,655
Deferred income	2,715,295	2,776,599
Long-term payable	654,583	-
Long-term loans	399,257	622,114
Total liabilities	82,172,506	79,862,368
Commitments and contingencies (Note 20)
Stockholders' equity:
Series A preferred stock, $0.0001 par value; 20,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 19,995,701 issued and outstanding at September 30, 2013 and December 31, 2012	2,000	2,000
Additional paid-in capital	2,661,026	2,661,026
Statutory reserve	1,385,966	1,385,966
Retained earnings	33,235,448	36,346,896
Accumulated other comprehensive income	3,149,120	2,023,223
Total stockholders' equity	40,433,560	42,419,111
Total liabilities and stockholders' equity	$122,606,066	$122,281,479

The accompanying notes are an integral part of these consolidated financial statements.

ANNEC GREEN REFRACTORIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$11,026,510	$14,924,338	$31,707,484	$48,712,709
Cost of revenues	7,290,217	7,972,971	20,190,809	28,675,880
Gross profit	3,736,293	6,951,367	11,516,675	20,036,829

Operating expenses:
Sales and marketing	4,208,901	3,297,129	7,463,581	9,689,346
General and administrative	1,476,933	1,352,386	4,153,020	4,280,005
Total operating expenses	5,685,834	4,649,515	11,616,601	13,969,351

(Loss)income from operations	(1,949,541)	2,301,852	(99,926)	6,067,478

Other income (expense):
Interest income	(155,685)	76,509	150,037	239,553
Interest expense	(1,132,558)	(968,587)	(3,313,955)	(3,249,458)
Non-operating income	296,913	398,689	375,640	368,973
Non-operating expenditure	(142,285)	-	(142,285)	-
Total other income(expense)	(1,133,615)	(493,389)	(2,930,563)	(2,640,932)

(Loss)income before provision for income taxes	(3,083,156)	1,808,463	(3,030,489)	3,426,546
Provision for income taxes	(17,608)	326,549	80,959	840,647
Net income(loss)	(3,065,548)	1,481,914	(3,111,448)	2,585,899

Other comprehensive income(loss):
Foreign currency translation adjustment	1,125,897	63,197	1,125,897	263,364
Comprehensive (loss)income	$(1,939,651)	$1,418,717	$(1,985,551)	$2,849,263

Net (loss)income per share-basic and dilutive	$(0.10)	$0.07	$(0.10)	$0.13

Shares used in computing net loss per share-basic and dilutive	19,995,701	19,995,701	19,995,701	19,995,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

ANNEC GREEN REFRACTORIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2013	2012
	(Unaudited)	(Audited)
Cash flows from operating activities:
Net income (loss)	$(3,111,448)	$2,585,899
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash interest expense, discount on bank notes receivable	675,891	-
Depreciation and amortization	1,344,678	1,323,358
Provision (recovery) for bad debt	(332,947)	(146,246)
(Gain) loss on sale of plant and equipment	42,347	141,739
Change in assets and liabilities:
Restricted cash	(248,314)	(581,261)
Bank notes receivable	983,698
Accounts receivable, retentions receivable and long-term retentions receivable	14,488,004	6,384,124
Prepaid expenses and deposits	(695,541)	2,742,741
Other receivables	(1,446,183)	(499,075)
Inventories	(3,119,552)	(1,887,993)
Bank notes payable	-	1,801,001
Non-current assets within 1 year	(330,131)	-
Accounts payable and accrued expenses	502,994	(2,797,460)
Advances from customers	(7,989,973)	(5,798,323)
Salaries payable	(41,270)	(73,555)
Taxes payable	(2,071,971)	(1,247,054)
Deferred income	(135,279)	(132,123)
Other payables	(572,738)	(596,207)
Other current liabilities	2,503,344	-
Long-term payable	651,937	-
Proceeds from notes payable	-	554,807
Deferred expenses	(11,617)	-
Net cash provided by operating activities	1,085,928	1,774,372

Cash flows from investing activities:
Deposits for capital expenditure	-	(177,982)
Proceeds received from withdrawal of long-term investment	162,303	-
Purchase of plant and equipment	(272,555)	(828,693)
Purchase of land use rights	(118,949)	-
Proceeds from sale of plant and equipment	572,225	-
Net cash provided by (used in) investing activities	343,023	(1,006,675)

Cash flows from financing activities:
Payment of deposit for bank loan	(4,869,102)	-
Proceeds from other payables	4,576,956	-
Proceeds from loans to related parties, employees, and other Individuals	(1,332,645)	(2,631,754)
Payment of loans to related parties, employees, and other individuals	330,851	-
Proceeds from short-term borrowings	25,108,338	15,677,261
Payment of short-term borrowings	(21,862,269)	(12,934,929)
Payment of long-term borrowings	(238,586)	-
Proceeds from issuance of long-term borrowings, net of payments	-	(233,019)
Net cash provided by (used in) financing activities	1,713,543	(122,441)

Net increase in cash	3,142,494	645,256

Effect of exchange rate changes	(90,460)	(45,979)

Cash at beginning of period	380,579	343,028

Cash at end of period	$3,432,612	$942,305

Noncash financing and investing activities:
Reduction of accounts payable through disposal of plant and equipment	$224,427	$85,695
Reduction of accounts receivable through addition of plant and equipment	$137,958	$548,527

Supplemental disclosure of cash flow information:
Interest paid	$2,658,188	$1,143,816
Income taxes paid	$191,373	$462,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

Annec Green refractories corporation and subsidiaries

Notes to Condensed Consolidated Financial Statements
September 30, 2013 & 2012
(Unaudited)

1. Basis of Presentation and Description of the Company

The accompanying unaudited condensed consolidated financial statements of Annec Green Refractories Corporation (the Company) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information pursuant to the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. The financial information for December 31, 2012 has been derived from the consolidated audited financial statements included in the Company’s annual report on Form 10-K with the Security and Exchange Commission (“SEC”) for the year ended December 31, 2012.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three and nine months period ended September 30, 2013 are not necessarily indicative of the results for the year ending December 31, 2013 or any interim period. The accompanying condensed consolidated financial statements include all wholly-owned subsidiaries and all subsidiaries over which the Company exercises the power and control to direct activities significantly impacting financial performance. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the current period presentation.

Annec Green refractories corporation and subsidiaries

Notes to Condensed Consolidated Financial Statements
September 30, 2013 & 2012
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
September 30, 2013 & 2012
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

Concentration of Credit and Other Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, restricted cash, bank notes receivable, accounts receivable and other receivables. The Company holds all its bank deposits with banks in China. In China, there is no equivalent federal deposit insurance as in the United States; as such, these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through September 30, 2013. In an effort to mitigate any potential risk, the Company periodically evaluates the credit quality of the financial institutions which hold the bank deposits and the Company holds its cash in multiple banks supported by the local and Central Government of the PRC.

The Company does not require collateral or other security to support the trade receivables. The Company is exposed to credit risk in the event of nonpayment by customers to the extent of amounts recorded on the balance sheet. One customer accounted for 28% and 28% of the trade receivable balance as of September 30, 2013 and December 31, 2012, respectively. An additional customer accounted for 17% and 19% of the trade receivables balance as of September 30, 2013 and December 31, 2012, respectively.

Two customers individually accounted for 35% and 14% of the total revenue in three months ended September 30, 2013 and two customers individually accounted for 25% and 15% of the total revenue in three months ended September 30, 2012, respectively. Two customers individually accounted for 14% and 12% of our revenue in the nine month periods ended September 30, 2013. Two customers individually accounted for 26% and 13% of our revenue in the nine month periods ended September 30, 2012.

Annec Green refractories corporation and subsidiaries

Notes to Condensed Consolidated Financial Statements
September 30, 2013 & 2012
(Unaudited)

2. Summary of Significant Accounting Policies, continued

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environment in the PRC. The Chinese Government controls its foreign currency reserves through restrictions on imports and conversion of Renminbi (RMB) into foreign currency. In July 2005, the Chinese Government adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate.” During January 2008 to September 2013, the exchange rate between RMB and U. S. Dollars (USD) has fluctuated from USD $1.00 to RMB 7.3141 and USD $1.00 to RMB 6.1613, respectively. There can be no assurance that the exchange rate will remain stable. The Renminbi could appreciate or depreciate against the U.S. Dollar. The Company’s financial condition and results of operations may also be affected by changes in the value of certain currencies other than the Renminbi in which its earnings and obligations are denominated.

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
September 30, 2013 & 2012
(Unaudited)

2. Summary of Significant Accounting Policies, continued

Foreign Currency Translation

The accompanying financial statements are presented in United States Dollars. The functional currency of our Company is the Renminbi, the official currency of the PRC. Capital accounts of the financial statements are translated into United States Dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rates for the quarter ended September 30, 2013 and 2012. Items in the Company’s consolidated statement of cash flows are translated using a weighted average exchange rate, which approximates the exchange rate in effect at the time of the cash flows. For all periods reported, there were no transactions outside the PRC; thus, all of our transactions are in RMB, our functional currency. Currency translation adjustments from translation to U.S. Dollars for financial reporting purposes are recorded in other comprehensive income (loss) as a component of equity.

Annec Green refractories corporation and subsidiaries

Notes to Condensed Consolidated Financial Statements
September 30, 2013 & 2012
(Unaudited)

2. Summary of Significant Accounting Policies, continued

A summary of the conversion rates for the periods presented is as follows:

	Nine Months Ended
	September 30,		December 31,
	2013	2012	2012

Period end RMB: U.S. Dollar exchange rate	6.1364	6.3190	6.3011
Average RMB: U.S. Dollar exchange rate	6.2115	6.3084	6.3034

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

Shipping and Handling Costs

Shipping and handling costs billed to customers are recorded net of the amount collected. Shipping and handling expense included in selling expenses amounted to $1,287,287 and $647,066 for the quarter ended September 30, 2013 and 2012, respectively, and $2,326,108 and $1,420,191 for the nine month periods ended September 30, 2013 and 2012, respectively.

Annec Green refractories corporation and subsidiaries

Notes to Condensed Consolidated Financial Statements
September 30, 2013 & 2012
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

Annec Green refractories corporation and subsidiaries

Notes to Condensed Consolidated Financial Statements
September 30, 2013 & 2012
(Unaudited)

3. Accounts Receivable

The components of the Company’s net accounts receivable are as follows:

	September 30	December 31
	2013	2012

Amounts billed	$26,753,918	$31,619,504
Amounts unbilled	4,706,468	10,594,598

Total	$31,460,386	$42,214,102

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

The following table shows the components of retentions receivable from long-term contracts as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Retentions receivable	Long-term retentions receivable	Retentions receivable	Long-term retentions receivable
Chinese government or province owned customers:
Amounts billed and due	$2,392,071	$762,912	$585,832	$342,871
Amounts billed and not due	3,290,185		7,218,256	1,098,770
	5,682,256	841,395	7,804,088	1,441,641
Commercial customers:
Amount billed and due	2,636,789	278,416	512,115	319,021
Amount billed and not due	3,378,696	874,457	4,921,270	734,956
	6,015,485	1,152,873	5,433,385	1,053,977
Total	$11,697,741	$1,994,268	$13,237,473	$2,495,618

5. Prepaid expenses and deposits

The components of the Company’s inventories are as follows:

Prepaid expenses and deposits refers to payments prepaid to the supplier in accordance with purchase contract.

	September 30,	December 31,
Prepaid expenses and deposits	2013	2012

Prepaid expenses and deposits	$8,516,289	$7,613,579

6.        Other Receivables
 The components of the Company’s other receivables are as follows:

	September 30,	December 31,
	2013	2012
Other receivables	$9,850,701	$3,005,423
Advance to management	415,659	-
Advance to related party	79,981	-
Total other receivables	$10,346,341	$3,005,423

7.        Inventories

	September 30,	December 31,
	2013	2012

Raw materials	$3,973,899	$3,839,230
Work in process	48,790	191,781
Finished goods	25,350,962	21,524,523
Total inventories	$29,373,651	$25,555,534

Annec Green refractories corporation and subsidiaries

Notes to Condensed Consolidated Financial Statements
September 30, 2013 & 2012
(Unaudited)

8. Plant and Equipment, net

The components of the Company’s plant and equipment are as follows:

	September 30,	December 31,
	2013	2012

Plants and buildings	$15,756,587	$15,180,863
Machinery and equipment	4,818,320	4,703,072
Vehicles	2,153,271	2,321,267
Others	493,449	541,106
	23,221,627	22,746,308
Less accumulated depreciation	(7,139,435)	(6,240,887)
Total plant and equipment, net	$16,082,192	$16,505,421

Depreciation expense related to property and equipment was $433,539 and $422,974 for the three month periods ended September 30, 2013 and 2012, respectively, and was $1,297,706 and $1,283,965 for the nine month periods ended September 30, 2013 and 2012, respectively. The Company recorded a loss on sale of property and equipment of $12,071 and $0 for the three month periods ended September 30, 2013 and 2012, respectively, and $32,865 and $141,739 for the nine month periods ended September 30, 2013 and 2012, respectively.

9. Land Use Rights, net

The components of the Company’s land use rights are as follows:

	Estimated Remaining	September 30,	December 31,
	Life	2013	2012

Land use rights	46 years	$2,555,974	$2,399,645
Software		52,934	-
Less accumulated amortization		(217,217)	(140,849)
Total land use rights, net		$2,391,691	$2,258,796

Amortization expense related to land use rights was $11,941 and $11,642 for the three month periods ended September 30, 2013 and 2012, respectively, and $35,824 and $39,393 for the nine month periods ended September 30, 2013 and 2012, respectively. The difference between the amortization expense and accumulated amortization is due to exchange rate differences.

Amortization of land use rights attributable to future periods is as follows:

Period ending September 30:
2014	$51,639
2015	51,639
2016	51,639
2017	51,639
2018	51,639
Thereafter	2,117,180
$$2,375,375

Annec Green refractories corporation and subsidiaries

Notes to Condensed Consolidated Financial Statements
September 30, 2013 & 2012
(Unaudited)

10. Short-Term Loans

The components of the Company’s short-term loans are as follows:

	September 30,	December 31,
	2013	2012
Short-term loans:
Loans due to financial institutions	$27,941,464	$24,037,073

At September 30, 2013, the Company has fourteen loans with seven different banks that are due within one year. The weighted average interest rates are 7.147% and 7.571% for the three month periods ended September 30, 2013 and 2012, respectively. Eight of the short-term loans (with an outstanding balance of approximately $17,111,010 at September 30, 2013) are guaranteed by third parties, Beijing Annec, Alex Industrial Investment Limited Company, or Fuchao Li, chairman of the Company’s board of directors (the chairman). One of these eight loans is $4,888,860 due to Bank of Zhengzhou. Four of the loans (with an outstanding balance of approximately $5,045,303 at September 30, 2013) are collateralized by the Company’s office building, land, or machinery and equipment. Two of the loans (with an outstanding balance of approximately $5,785,151 at September 30, 2013) are secured by cash deposits of the Company.

In 2013, the Company borrowed $4,859,716 (RMB 30 million) from the Bank of Zhengzhou. This loan was guaranteed by a third party (Note 20) similar to the other short term bank loans of the Company. Additionally, consistent with local Chinese banking practices, the Bank of Zhengzhou requested that the chairman also borrow funds from the bank in a separate transaction and that such borrowings be collateralized by a cash security deposit to be held in Bank of Zhengzhou. The Company’s chairman borrowed $4,568,133 (RMB 28.2 million) from the Bank of Zhengzhou under a one year loan agreement with interest at 5.4%. The chairman loaned this amount to the Company. This amount is included in “Other payable” on the balance sheet. In order to provide the cash security deposit required by the chairman’s loan from the Bank of Zhengzhou, the Company loaned an employee $4,859,716 (RMB 30 million) and the employee established the cash security deposit with the Bank of Zhengzhou. The receivable from the employee is due in one year. The Bank of Zhengzhou pays interest on the security deposit at 3.3%. This receivable is classified as a component of “Other Receivables – individuals and employees”. The Company, the chairman and the employee have agreed that: 1). The Company has the rights to the cash security deposit and any interest earnings on such deposit. Upon the Company receiving the security deposit, all obligations of the employee to the Company are fulfilled. 2). The Company is obligated to repay the $4,568,133 loan and interest expense on behalf of the chairman. Upon repayment of the chairman’s loan to the Bank of Zhengzhou, all of the Company’s obligations to the chairman are fulfilled.

11. Bank Notes Payable

The components of the Company’s bank notes payable are as follows:

	September 30,	December 31,
	2013	2012
Notes payable:
Loans due to financial institutions	$2,281,468	$2,221,834

Bank notes payable represent bank notes paid to the Company’s vendors for purchase of inventory. At September 30, 2013, the Company had bank notes payable with two different banks with maturity dates of six months. All are noninterest-bearing notes, but generally require fees of approximately 0.05%. The notes payable require cash to be held in reserve of 100% of the total outstanding notes payable balance. Cash held by the bank as collateral is included in restricted cash.

Annec Green refractories corporation and subsidiaries

Notes to Condensed Consolidated Financial Statements
September 30, 2013 & 2012
(Unaudited)

12. Advances from customers

Advances from customers refer to the money from customers before shipment. The earnings will be written down after it meet the revenue recognition conditions.

	September 30,	December 31,
	2013	2012
Advances from customers
Balance of advances from customers	$6,903,426	$14,535,685

13. Other payable

Other payable refers to payables in addition to normal transaction.

	September 30,	December 31,
	2013	2012

Other payable	$9,824,755	$3,582,618

14. Deferred income

Deferred income refers to revenue or income that are not recognized. It includes three parts: return from government, energy saving and emission reduction, and government allowance.

The components of the Company’s deferred income are as follows:

	September 30,	December 31,
	2013	2012

Return from government	$1,696,842	$1,679,191
Energy saving and emission reduction	903,421	985,383
Government allowance	115,032	112,025
Total	$2,715,295	$2,776,599

Annec Green refractories corporation and subsidiaries

Notes to Condensed Consolidated Financial Statements
September 30, 2013 & 2012
(Unaudited)

15. Other current liabilities

Other current liabilities are mainly withholding expenses, and refers to accrued expenses that are not paid.

	September 30,	December 31,
	2013	2012
Other current liabilities
Other current liabilities	$2,513,502	$766,912

16. Long-Term Loans

The components of the Company’s long-term loans are as follows:

	September 30,	December 31,
	2013	2012
Long-term loans:
Loan due to financial institution	$399,257	$622,114

The long-term loan is due in 2015 and has an interest rate of 7.152% and is secured by one of the Company’s office buildings.

Future minimum payments for the long-term loans are as follows:

Period ending September 30:
2014	$319,406
2015	319,406
$638,812

Annec Green refractories corporation and subsidiaries

Notes to Condensed Consolidated Financial Statements
September 30, 2013 & 2012
(Unaudited)

17. Related Party Transactions

At September 30, 2013 and December 31, 2012, the Company had loans payable to the chairman (Fuchao Li), and a minority shareholder (Yin ling Fan) of the Company. The Company and these parties have not signed notes, there are no specific due dates, and no interest is paid on the loans. Money is transferred between these parties and the Company mainly for cash flow purposes. The amounts loaned and borrowed are short-term in nature and the balances at both year-ends are considered at the fair market value of the amounts owed. The following amounts were payable to the owners as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012

Fuchao Li	$4,595,528	$214,150
Yinling Fan	182,517	193,617
	$4,778,045	$407,767

During the three months ended March 31, 2013, the Company repaid $214,150 to Fuchao Li, and during the three months ended September 30, 2013, the Company repaid $11,100 to Yinling Fan.

In 2013, the Company borrowed $4,595,716 (RMB 30 million) from the Bank of Zhengzhou. This loan was guaranteed by a third party (Note 20) similar to the other short term bank loans of the Company. Additionally, consistent with local Chinese banking practices, the Bank of Zhengzhou requested that the chairman also borrow funds from the bank in a separate transaction and that such borrowings be collateralized by a cash security deposit to be held in Bank of Zhengzhou. The Company’s chairman borrowed $4,595,528 (RMB 28.2 million) from the Bank of Zhengzhou under a one year loan agreement with interest at 5.4%. The chairman loaned this amount to the Company. This amount is included in “Other payable” on the balance sheet. In order to provide the cash security deposit required by the chairman’s loan from the Bank of Zhengzhou, the Company loaned an employee $4,888,860 (RMB 30 million) and the employee established the cash security deposit with the Bank of Zhengzhou. The receivable from the employee is due in one year. The Bank of Zhengzhou pays interest on the security deposit at 3.3%. This receivable is classified as a component of “Other Receivables – individuals and employees”. The Company, the chairman and the employee have agreed that: 1). The Company has the rights to the cash security deposit and any interest earnings on such deposit. Upon the Company receiving the security deposit, all obligations of the employee to the Company are fulfilled. 2). The Company is obligated to repay the $4,568,133 loan and interest expense on behalf of the chairman. Upon repayment of the chairman’s loan to the Bank of Zhengzhou, all of the Company’s obligations to the chairman are fulfilled.

18. Income Taxes

The Company is subject to applicable local tax statutes and is governed by the Income Tax Law of the PRC and local income tax laws (the “PRC Income Tax Law”).

Zhengzhou Annec qualified as a hi-tech corporation and was accorded certain tax incentives for said designation. Accordingly, Zhengzhou Annec was subject to tax at a statutory rate of 15% for the three and nine months ended September 30, 2013 and December 31, 2012. Zhengzhou Annec will continue to be subject to a 15% tax rate for the quarter ended September 30, 2013, and expects that thereafter will become subject to a rate of 25% unless Zhengzhou Annec applies for and receives a further tax holiday for the succeeding five years. The tax savings due to this tax holiday is approximately $65,396 and $23,790 for the three month periods ended September 30, 2013 and 2012, respectively.

Beijing Annec is subject to taxes at a statutory rate of 25%.

Annec Green refractories corporation and subsidiaries

Notes to Condensed Consolidated Financial Statements
September 30, 2013 & 2012
(Unaudited)

19. Commitments and Contingencies

Third Party Guarantees

During three months ended September 30, 2013 and the year ended December 31, 2012, the Company had agreements with third-party entities in which the Company has guaranteed certain debt of these entities, and these entities have guaranteed certain debt of the Company. As of September 30, 2013 and December 31, 2012, the Company was a debt guarantor to three third-party entities. The maximum guaranteed amount is approximately $24,444,300 as of September 30, 2013. The total guaranteed outstanding borrowings by these parties are approximately $20,044,326 as of September 30, 2013. All of the guarantee agreements are for debt with maturities of one year or less, and mature through September 30, 2014.

These same parties disclosed above also act as debt guarantors on certain of the Company’s debt with a maximum guaranteed amount of approximately $28,192,426 as of September 30, 2013. The Company’s loans guaranteed by these parties are approximately $17,111,010 as of September 30, 2013. The Company has not historically incurred any losses due to such debt guarantees, and the Company has determined that the fair value of the guarantees is not material.

Leases

The Company has non-cancelable operating lease agreements principally for its office and factory facilities. These leases have terms expiring in 2015 and April 2014, and are renewable subject to negotiation.

During 2010, the Company entered into operating lease agreements with several county governments of Xinmi City to lease three parcels of land where the Company’s factories are located. These lease terms are for fifty years through August 2059. The rent for the land is approximately $54,332 per year.

Total rent expense for the leases as mentioned above was $98,195 and $84,430 for the three months ended September 30, 2013 and 2012, and $257,613 and $177,282 for the nine months ended September 30, 2013 and 2012,respectively. A summary of future minimum lease payments as of September 30, 2013 is presented below.

Minimum
Lease
Payments
Year ending September 30:
2014	237,053
2015	109,535
2016	61,122
2017	54,332
Thereafter	2,272,868
$2,734,910

Annec Green refractories corporation and subsidiaries

Notes to Condensed Consolidated Financial Statements
September 30, 2013 & 2012
(Unaudited)

20. Segment Reporting

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

All revenues are related to end customers in China.

Information on reportable segments for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Zhengzhou Annec	$11,026,510	$14,924,338	$31,707,484	$48,712,709
Beijing Annec	-	-	-	-
Total	11,026,510	14,924,338	31,707,484	48,712,709
Cost of revenues:
Zhengzhou Annec	7,290,217	7,972,971	20,190,809	28,675,880
Beijing Annec	-	-	-	-
Total	7,290,217	7,972,971	20,190,809	28,675,880
Operating expenses:
Zhengzhou Annec	5,549,911	4,532,778	11,234,228	12,917,427
Beijing Annec	135,923	116,737	382,373	1,051,924
Total	5,685,834	4,649,515	11,616,601	13,969,351
(Loss)income from operations	$(1,949,541)	$2,301,852	$(99,926)	$6,067,478

	Nine Months Ended September 30
	2013	2012
Depreciation expense
Zhengzhou Annec	$1,145,292	$1,061,272
Beijing Annec	152,414	142,612

Total	$1,297,706	$1,203,884

Annec Green refractories corporation and subsidiaries

Notes to Condensed Consolidated Financial Statements
September 30, 2013 & 2012
(Unaudited)

20. Segment Reporting, continued

	September 30, 2013	December 31, 2012
Identifiable assets
Zhengzhou Annec	$106,006,866	$103,640,624
Beijing Annec	16,599,200	18,640,855

Total Identical assets	$122,606,066	$122,281,479

	Nine Months Ended September 30
(Loss)income from operations:
Zhengzhou Annec	$(2,704.187)	$3,896,477
Beijing Annec	(407,261)	(1,310,578)

(Loss)income from operations	$(3,111,448)	$2,585,899

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

Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” located within our Annual Report on Form 10-K for the year ended December 31,2012 filed with the Securities and Exchange Commission on April 1,2013 for further discussion of our “Critical Accounting Policies.”

Results of Operations

 For the Three Months Ended September 30, 2013 and 2012

	Three Months Ended September 30
	2013	2012
Revenues	$11,026,510	$14,924,338
Cost of revenues	7,290,217	7,972,971
Gross profit	3,736,293	6,951,367
Operating expenses
Sales and marketing	4,208,901	3,297,129
General and administrative	1,476,933	1,352,386
Total operating expenses	5,685,834	4,649,515
(Loss)income from operations	(1,949,541)	2,301,852
Other expense	1,133,615	493,389
(Loss)income before provision for income taxes	(3,083,156)	1,808,463
Provision for income taxes	(17,608)	326,549
Net (loss)income	$(3,065,548)	$1,481,914

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

Segments	Three Months Ended September 30, 2013	% of Revenue	Three Months Ended September 30, 2012	% of Revenue
Zhengzhou Annec	$11,026,510	100%	$14,924,338	100%
Beijing Annec	-	-	-	-
Total	$11,026,510	100%	$14,924,338	100%

Revenues for the three months ended September 30, 2013 were $11,026,510 compared to $ 14,924,338 for the three months ended September 30, 2012. Revenues for the three months ended September 30, 2013 decreased by $3,897,828 or 26%, primarily as a result of a decrease in sales and new orders for Zhengzhou Annec and no revenues from Beijing Annec. Beijing Annec did not generate any revenue for the three months ended September 30, 2012 as there was no order for its technology services or product from iron and steel manufacturers. The decrease in sales of refractory products by Zhengzhou Annec was mainly due to a decrease in number of orders during the three months ended September 30, 2013.  Zhengzhou Annec experienced a decrease in orders because of the decline in the demand from the iron and steel industry in 2013. The Company decided to develop new product and markets to improve results of operation, such as tracking and developing markets of functional materials and environment-friendly products, development of the international market. In addition, the Company also intends to maintain contact with current customers, and improve quantity of shipment according to the customer’s payment ability. The following table shows product sales of Zhengzhou Annec from existing and new customers during the three months ended September 30, 2013, and 2012:

Type of Customers’ Sales	Amount (US$) 2013	Amount (US$) 2012

Existing customers	6,621,788	11,970,434

New customers	4,404,722	2,953,904

Cost of Revenue

Cost of revenue was $7,290,217 and $7,972,971 for the three months ended September 30, 2013 and 2012, respectively. Cost of revenue for the three months ended September 30, 2013 decreased by $682,754, or 9%. Stated as a percentage of revenues, the cost of revenue for the three months ended September 30, 2013 was 66% and for the corresponding period of 2012 was 53%.  The increase in cost of revenue of Zhengzhou Annec was primarily attributable to the change of the structure of the product.

Operating Expenses

General and Administrative. General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with facilities, and other administrative expenses. General and administrative expenses were $1,476,933 and $1,352,386 for the three months ended September 30, 2013 and 2012, respectively. The increase of $124,547, or 9%, in general and administrative expense was primarily attributable to the increase of consulting fees.

Sales and Marketing Expenses. Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and travel, advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses were $4,208,901 and $3,297,129 for the three months ended September 30, 2013 and 2012, respectively. The increase of $911,772, or 28%, in sales and marketing expense was due to decrease in revenues and variable cost like commission, shipping expense, packaging expense and traveling expense.

Other Expense, net. The total other expense was $1,133,615 and $493,389 for the three months ended September 30, 2013 and 2012, respectively. The increase of $640,226, or 130%, in total other expense was primarily due to increase in bank loan interest.

Items	2013 (US$)	2012 (US$)	Change
Other income (expense)
Interest income	(155,685)	76,509	303%
Interest expense	(1,132,558)	(968,587)	17%
Non-operating income	296,913	398,689	26%
Non-operating expenditure	(142,285)	-	100%
Total Other Expense	(1,133,615)	(493,389)	130%

For the Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended September 30
	2013	2012
Revenues	$31,707,484	$48,712,709
Cost of revenues	20,190,809	28,675,880
Gross profit	11,516,675	20,036,829
Operating expenses
Sales and marketing	7,463,581	9,689,346
General and administrative	4,153,020	4,280,005
Total operating expenses	11,616,601	13,969,351
(Loss)income from operations	(99,926)	6,067,478
Other expense	2,930,563	2,640,932
(Loss)income before provision for income taxes	(3,030,489)	3,426,546
Provision for income taxes	80,959	840,647
Net (loss)income	$(3,111,448)	$2,585,899

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

Segments	Nine Months Ended September 30, 2013	% of Revenue	Nine Months Ended September 30, 2012	% of Revenue
Zhengzhou Annec	$31,707,484	100%	$48,712,709	100%
Beijing Annec	-	-	-	-
Total	$31,707,484	100%	$48,712,709	100%

Revenues for the nine months ended September 30, 2013 were $31,707,484 compared to $48,712,709 for the nine months ended September 30, 2012.  Revenues for the three months ended September 30, 2013 decreased by $17,005,225 or 35%, primarily as a result of a decrease in sales and new orders for Zhengzhou Annec and no revenues from Beijing Annec. Beijing Annec did not generate any revenue for the nine months ended September 30, 2012 as there was no order for its technology services or products from the iron and steel manufacturers. The decrease in sales of refractory products by Zhengzhou Annec was mainly due to a decrease in number of orders during the nine months ended September 30, 2013. Zhengzhou Annec experienced a decrease in orders because of decline in demand for Iron and steel industry production capacity in 20 13. The Company decided to develop new product and markets to improve results of operation, such as tracking and developing markets of functional materials and environment-friendly products, development of the international market. In addition, the Company also intends to maintain contact with current customers, and improve quantity of shipment according to the customer’s payment ability. The following table shows product sales of Zhengzhou Annec from existing and new customers during the nine months ended September 30, 2013, and 2012:

Type of Customers’ Sales	Amount (US$) 2013	Amount (US$) 2012

Existing customers	12,663,980	45,713,673

New customers	19,043,504	2,999,036

Cost of Revenue

Cost of revenue was $20,190,809 and $28,675,880 for the nine months ended September 30, 2013 and 2012, respectively. Cost of revenue for the nine months ended September 30, 2013decreased by $8,485,071, or 30%. Stated as a percentage of revenues, the cost of revenue for the nine months ended September 30, 2013 was 64% and for the corresponding period of 2012 was 59%.  The decrease in cost of revenue of Zhengzhou Annec was primarily attributable to the change of the structure of the product.

Operating Expenses

General and Administrative. General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with facilities, and other administrative expenses. General and administrative expenses were $4,153,020 and $4,280,005 for the nine months ended September 30, 2013 and 2012, respectively. The decrease of $126,985, or 3%, in general and administrative expense was primarily attributable to the decrease of patent fees.

 Sales and Marketing Expenses. Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and travel, advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses were $7,463,581 and $9,689,346for the nine months ended September 30, 2013 and 2012, respectively. The decrease of $2,225,765, or 23%, in sales and marketing expense was due to decrease in revenues and variable cost like commission, shipping expense, packaging expense and traveling expense.

Other Expense, net. The total other expense was $2,930,563 and $2,640,932 for the nine months ended September 30, 2013 and 2012, respectively. The increase of $289,631, or 11%, in total other expense was primarily due to increase in notes receivable discounted of interest expense.

Items	2013 (US$)	2012 (US$)	Change
Other income (expense)
Interest income	150,037	239,553	37%
Interest expense	(3,313,955)	(3,249,458)	2%
Non-operating income	375,640	368,973	2%
Non-operating expenditure	(142,285)	-	100%
Total Other Expense	(2,930,563)	(2,640,932)	11%

Liquidity and Capital Resources

As of September 30, 2013, we had cash and restricted cash of $10,325,409 and total current assets of $102,126,251. As of December 31, 2012, we had cash and restricted cash of $6,850,405 and total current assets of $100,172,287. Restricted cash is used to secure bank notes payable and short-term loans.

 As of September 30, 2013, we had accounts receivable of $31,460,386 representing 31% of our total current assets compared to accounts receivable of $42,214,102, representing 42% of our total current assets as of December 31, 2012. Accounts receivable had decreased by $10,753,716 or 25% because of faster collection of accounts receivable.

Our total liabilities as of September 30, 2013 were $82,172,506 compared to $79,862,368 as of December 31, 2012. The increase of $2,310,138 or3% was a result of increase in short-term loans.

We generally require 30% of contract price as advanced payment after we sign contract which is used to buy materials and production. 30% of contract price will be collected when we finish production and inspected by customer. These two 30% pieces of the contract price are the main components of our advances from customer. 30% of contract price will be received after the refractory installation is finished and tested by client. The final installment of 10% is due one or two years after the stove is used to allow for quality guarantee. The last 30% and 10% are the main components of our accounts receivable. As our business is contract-based sales, differentiations exist between contracts signed by different customer.

As of September 30, 2013, we had working capital of $23,722,880 compared to $23,708,632 as of December 31, 2012. We believe our cash and accounts receivable are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months. However, to develop new product and expand our market, we need improve our cash support, we must obtain additional short-term and long term loans from bank and/or- raise additional capital by the sale of our securities in order to implement our strategic growth plans which include increasing our product line, promoting our design and engineering services, improving our products, and the potential acquisitions of mines and other refractory companies.

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

Below is a summary of our cash flow:

Net Cash used in Operating Activities.

For the nine months ended September 30, 2012, net cash provided by operating activities was $1,774,372 compared to cash provided by operating activities of $1,085,928 for the nine months ended September 30, 2013. The decrease in net cash provided by operating activities for the nine months ended September 30, 2013 was primarily due to changes in net income, restricted cash, bank notes receivable, prepaid expenses and deposits, account receivable, retentions receivable and long term retentions receivable, other receivable, inventories, bank notes payable, account payable and accrued expenses, and other payable as set forth below:

Items	2013 (US$)	2012 (US$)	Increase /(Decrease)(US$)	Percentage
Net (Loss)Income	(3,111,448)	2,585,899	(5,697,347)	220%
Restricted cash	(248,314)	(581,261)	332,947	57%
Bank notes receivable	983,698	0	983,698	100%
Accounts receivable, retentions receivable, and long term retentions receivable	14,488,004	6,384,124	8,103,880	127%
Prepaid expenses and deposits	(695,541)	2,742,741	(3,438,282)	125%
Other receivables	(1,446,183)	(499,075)	(947,108)	190%
Inventories	(3,119,552)	(1,887,993)	(1,231,559)	65%
Bank notes payable	0	1,801,001	(1,801,001)	100%
Accounts payable and accrued expenses	502,994	(2,797,460)	3,300,454	118%
Other payables	(572,738)	(596,207)	23,469	4%

Net Cash Used In (Provided By) Investing Activities.

For the nine months ended September 30, 2013, net cash provided by investing activities was $343,023, compared to net cash used in investing activities of $1,006,675, for the nine months ended September 30, 2012. The decrease of net cash used in investment activities for the nine months ended September 30, 2012 was primarily due to the decrease of purchase of plant and equipment.

Items	2013 (US$)	2012 (US$)	Increase/(Decrease) (US$)	Percentage
Purchase of plant and equipment	(272,555)	(828,693)	556,138	67%

Net Cash Provided by(Used In) Financing Activities.

For the nine months ended September 30, 2013, net cash provided by financing activities was $1,713,543 compared to $122,441 in net cash used in financing activities for the nine months ended September 30, 2012. The increase of the net cash used in financing activities was primarily due to the changes of other payables, and short-term borrowings.
Type of Proceeds	2013 (US$)	2012 (US$)	Increase/(Decrease) (US$)	Percentage
Proceeds from shareholder	4,576,956	0	4,576,956	100%
Proceeds from short-term borrowings	25,108,338	15,677,261	9,431,077	60%

Loan Facilities

In China, banks usually do not provide long term loans to businesses. Most loans are short term loans (12 months or less). All of our loans but one with Chinese banks is within twelve months. As such, each year we repay our loans and/or apply for new loans with our banks or with other banks for working capital needs. At September 30, 2013, we borrowed approximately $27,941,464 from various short-term bank loans for the working capital needs. All of our bank borrowings are secured by our land and buildings and/or guaranteed by third parties. As of September 30, 2013, the Company and its subsidiaries have the following short-term loan facilities with the following terms:

In 2013, the Company borrowed $4,888,860(RMB 30 million) from the Bank of Zhengzhou. This loan was guaranteed by a third party (Note 20) similar to the other short term bank loans of the Company. Additionally, consistent with local Chinese banking practices, the Bank of Zhengzhou requested that the chairman also borrow funds from the bank in a separate transaction and that such borrowings be collateralized by a cash security deposit to be held in Bank of Zhengzhou. The Company’s chairman borrowed $4,595,528 (RMB 28.2 million) from the Bank of Zhengzhou under a one year loan agreement with interest at 5.4%. The chairman loaned this amount to the Company. This amount is included in “Other payable” on the balance sheet. In order to provide the cash security deposit required by the chairman’s loan from the Bank of Zhengzhou, the Company loaned an employee $4,888,860 (RMB 30 million) and the employee established the cash security deposit with the Bank of Zhengzhou. The receivable from the employee is due in one year. The Bank of Zhengzhou pays interest on the security deposit at 3.3%. This receivable is classified as a component of “Other Receivables – individuals and employees” (Note 6). The Company, the chairman and the employee have agreed that: 1). The Company has the rights to the cash security deposit and any interest earnings on such deposit. Upon the Company receiving the security deposit, all obligations of the employee to the Company are fulfilled. 2). The Company is obligated to repay the $4,595,528 loan and interest expense on behalf of the chairman. Upon repayment of the chairman’s loan to the Bank of Zhengzhou, all of the Company’s obligations to the chairman are fulfilled.

Lender	Secured	Duration	Outstanding as of September 30, 2013	Interest rates
Agricultural credit union	By third parties	1 year	$1,629,620	9.720%
Agricultural credit union	Machinery and equipment	1 year	1,466,658	12.312%
Shanghai Pudong Development Bank	Office building and land	1 year	3,259,240	6.600%
Shanghai Pudong Development Bank	By third parties and Fuchao Li	6 months	1,629,620	6.600%
Shanghai Pudong Development Bank	By Deposit	6 months	2,721,465	5.280%
Shanghai Pudong Development Bank	Office building	1 year	319,405	7.152%
China Citic Bank	By third parties, Beijing Annec and Alex Industrial	1 year	1,629,620	6.941%
China Citic Bank	By Third parties, Beijing Annec and Alex Industrial	1 year	814,810	6.440%
China Guangfa Bank	By third parties	1 year	1,629,620	7.200%
China Merchants Bank	By third parties	1 year	1,629,620	7.200%
LuoYang Bank	By deposit	1 year	3,063,686	6.000%
LuoYang Bank	By third parties	1 year	3,259,240	7.200%
Bank of Zhengzhou	By third parties	1 year	4,888,860	7.200%
	Total current (2013)		$27,941,464

Future minimum payments for the long-term loan are as follows:

Period ending September 30:
2014	$319,406
2015	319,406
$638,812

Off-Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

●	Any obligation under certain guarantee contracts;

●	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

●
Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder’s equity in our statement of financial position; and

●
Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

In China, because the bank lending system is still relatively new, it is common practice for companies to enter into cross-guarantee arrangements in order to secure lines of credit with banks. During three months ended September 30,2013 and the year ended December 31, 2012, the Company had agreements with third-party entities in which the Company has guaranteed certain debt of these entities, and these entities have guaranteed certain debt of the Company. As of September 30, 2013 and December 31, 2012, the Company was a debt guarantor to three third-party entities. The maximum guaranteed amount is approximately $24,444,300 as of September 30, 2013. The total guaranteed outstanding borrowings by these parties are approximately $20,044,326 as of September 30, 2013. All of the guarantee agreements are for debt with maturities of one year or less, and mature through March 31, 2014.

These same parties disclosed above also act as debt guarantors on certain of the Company’s debt with a maximum guaranteed amount of approximately $28,192,426 as of September 30, 2013. The Company’s loans guaranteed by these parties are approximately $17,111,010 as of September 30, 2013. The Company has not historically incurred any losses due to such debt guarantees, and the Company has determined that the fair value of the guarantees is not material.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on the management’s assessment and review of our financial statements and results for the quarter ended September 30, 2013 we have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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
  _________________________________________________________________________________

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

ANNEC GREEN REFRACTORIES CORPORATION

Dated: November 20, 2013	/s/ LI Jiantao
By: LI Jiantao
Its: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)