Form 10-K
period 2013-12-31
Annec Green Refractories Corp
filed 2014-06-13
CIK 1501162

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54117

ANNEC GREEN REFRACTORIES CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	27-2951584
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

No. 5 West Section, Xidajie Street, Xinmi City, Henan Province, P.R. China	452370
(Address of principal executive offices)	(Zip code)

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of registrant’s common stock outstanding as of June 6, 2014 was 19,995,701.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

FORM 10-K INDEX

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;
●	our ability to maintain or increase our market share in the competitive markets in which we do business;
●	our ability to keep up with rapidly changing technologies and evolving industry standards, including our ability to achieve technological advances;
●	our dependence on the growth in demand for our products;
●	our ability to diversify our product offerings and capture new market opportunities;
●	our ability to source our needs for skilled labor, machinery and raw materials economically;
●	the loss of key members of our senior management; and
●	uncertainties with respect to the PRC legal and regulatory environment.

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

Use of Certain Defined Terms

Except where the context otherwise requires and for the purposes of this report only:

●
the “Company” “we,” “us,” and “our” refer to the combined business of Annec Green Refractories Corporation, formerly E-Band Media, Inc., a Delaware corporation, and its subsidiaries, China Green Refractories (“China Green”), a BVI limited company, Alex Industrial Investment Limited (“Alex Industrial”), a Hong Kong limited company, Zhengzhou Annec Industrial Co., Ltd. (“Zhengzhou Annec”), a PRC wholly-Foreign Owned Enterprise, and Zhengzhou Annec’s variable interest entity, through its contractual arrangement with Annec (Beijing) Engineering Technology Co., Ltd. (“Beijing Annec”), a PRC limited company;

●	“BVI” refers to the British Virgin Islands;
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“Hong Kong” refers to the Hong Kong Special Administrative Region of the People’s Republic of China;
●	“PRC,” “China,” and “Chinese,” refer to the People’s Republic of China;
●	“Renminbi” and “RMB” refer to the legal currency of China;
●	“SEC” refers of the Securities and Exchange Commission;
●	“Securities Act” refers to the Securities Act of 1933, as amended; and
●
All currency amounts are in USD unless otherwise stated. Foreign currency translation in this Form 10-K (excluding financial statements or amounts from the financial statements) is based on the conversion of $1.00 = RMB6.1104 as of December 31, 2013 and $1.00 = 6.3011 as of December 31, 2012 for balance sheet numbers and a weighted-average exchange rate of $1.00 – RMB6.1905 during 2013 and $1.00 = RMB6.3034 during 2012 for revenue and expense numbers.

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

AP was incorporated in the State of Nevada in 1997 and was formed to provide services to small, entrepreneurial businesses. These services included business planning, market research, accounting advice, incorporation and resident agent services. Between 1997 and 1999 “AP” business focus changed. In addition to providing business services, AP began to own and develop businesses related to the medical profession. In 1999 AP organized E-Band Media.com with the intent of offering live “chat” consultations via the internet with nurses and physicians. A website was developed but it was unable to generate significant revenues and the site was terminated prior to APs bankruptcy filing in 2008.

AP filed for Chapter 11 Bankruptcy in September 2008 in the US Bankruptcy Court for the Central District of California. AP’s plan of reorganization was confirmed by the Court on December 24, 2009 and became effective January 4, 2010. This plan of reorganization provided, among other things, for the incorporation of E-Band Media and the distribution of 1,085,000 shares in it to APs bankruptcy creditors. The shares were distributed pursuant to section 1145 of the US Bankruptcy Code. The plan also provided for the transfer to E-Band Media of any interest which AP and/or E-Band Media.com had in the development of a medical “chat” website. However, no assets existed at the time of reorganization.

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

On September 14, 2010, E-Band Media filed a Registration Statement on Form 10SB (File No.: 000-54117) with the SEC to register its common stock under Section 12(g) of the Exchange Act. The Registration Statement went effective by operation of law on November 13, 2010, when we became a reporting company under the Exchange Act.

As a result of our reverse acquisition of China Green in February 2011, we are no longer a shell company and active business operations were acquired.

History of China Green Refractories Limited

China Green and its wholly-owned subsidiary Alex Industrial Investment Limited (“Alex Industrial”) were created for the sole purpose of conducting a reverse merger transaction with a US public shell company. China Green was incorporated in the British Virgin Islands as a BVI Business Company on March 12, 2010. Under China Green’s Memorandum of Association, it is authorized to issue up to 50,000 shares of one class of stock with a par value of $1.00. Prior to the reverse acquisition of China Green, there were 102 shares of China Green stock, which was held by five shareholders. Each share was purchased for $1.00.

Alex Industrial was incorporated in Hong Kong on April 1, 2010 by China Green to acquire Zhengzhou Annec Industrial Co., Ltd. (“Zhengzhou Annec”) and Zhengzhou Annec’s subsidiary Annec (Beijing) Engineering Technology Co., Ltd. (“Beijing Annec”). Under Alex Industrial’s Memorandum of Association, the capital of Alex Industrial is divided into 10,000 shares at $1.00 each. On March 26, 2010 China Green purchased 100 founder shares for $100. On January 14, 2011 China Green purchased all of the outstanding shares of Zhengzhou for $2,980,998. As a result of this transaction, the controlling equity holders of Zhengzhou Annec continued to hold 98% of the outstanding equity of Zhengzhou Annec through their direct or beneficial ownership of China Green. Accordingly, this transaction was accounted for as an exchange among related parties and all assets and liabilities were transferred at their net book value.

Zhengzhou Annec was established in 2003, a Company Limited registered in Xinmi city Henan province in the PRC with initial registered capital of $730,000. On October 8, 2003, the shareholders of Zhengzhou Annec resolved to increase the registered capital of Zhengzhou Annec from $730,000 to $3.0 million. On January 14, 2011 Zhengzhou Annec became the wholly owned subsidiary of Alex Industrial and accordingly became a wholly-foreign owned enterprise (“WFOE”) under PRC law.

Beijing Annec was established in January 2008, a Company Limited in Beijing Economic and Technological Development Area in the PRC with approximately $900,000 as its initial registered capital. In 2010, Beijing Annec’s registered capital was increased to approximately $2.8 million. 100% of Beijing Annec’s equity is owned or controlled through assignment by LI Fuchao. On January 16, 2011, Beijing Annec entered into a contractual agreement, or the VIE agreement, with Zhengzhou Annec. The VIE Agreement includes the following arrangements:

(1)           Exclusive Business Cooperation Agreement, as amended (“Cooperation Agreement”), where Zhengzhou Annec, in general, becomes Beijing Annec’s exclusive service provider to provide Beijing Annec with business support and technical and consulting services for an annual service fee equal to Beijing Annec’s net income for such year, which is payable upon request of Zhengzhou Annec;

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

As a result of the foregoing structure, we control 100% of Beijing Annec and have rights to all of Beijing Annec's audited net income for such year. In addition to the VIE agreement, 96.3% of the equity ownership, as of December 31, 2013, of Beijing Annec was controlled by shareholders nominated by Zhengzhou Annec. The remaining 3.7% of the equity is owned by Mr. Li Fuchao. Thus, Beijing Annec is treated as a 100% owned subsidiary for accounting purposes. There has been no changes in the VIE structure since inception.

Reverse Acquisition of China Green

On February 11, 2011, Annec Green Refractories Corporation, formerly E-Band Media, Inc. (“E-Band Media”) entered and closed a  Share Exchange Agreement (“Share Exchange Agreement”), with certain  shareholders and warrant holders, Dean Konstantine, Muzeyyen Balaban, Bernieta Masters, and Linda Masters, and with China Green Refractories Limited , a BVI corporation (China Green),  and its shareholders, New-Source Group Limited, a BVI company, High-Sky Assets Management Limited, a BVI company, Joint Rise Investments Limited, a BVI company, Giant Harvest Investment Limited, a BVI company, and Mr. QIAN Yun Ting (collectively the “China Green Shareholders”), pursuant to that E-Band Media acquired 100% of the issued and outstanding capital stock of  China Green for 19,220 shares of E-Band Media’s Series A Convertible Preferred Stock (“Series A Preferred Stock”). Pursuant to the terms of the Share Exchange Agreement, E-Band Media agreed to effect a 1-for-14.375 reverse stock split (“Reverse Split”) of its outstanding common stock. The Reverse Stock Split took effect on April 18, 2011.  In addition, pursuant to the Share Exchange Agreement, the China Green shareholders acquired all 695,652 shares (10,000,000 pre-reverse split shares) of E-Band Media’s common stock from Dean Konstantine (“Controlled Shares”) and all outstanding warrants of E-Band Media from Muzeyyen Balaban, Bernieta Masters, and Linda Masters, representing warrants to purchase up to 347,826 shares (5,000,000 pre-reserve split shares) of our common stock (“Warrants”) for $250,000 and 100 shares of Series A Preferred Stock held by China Green shareholders. The Warrants were cancelled by the China Green shareholders pursuant to the Share Exchange Agreement. As part of the Share Exchange Agreement, the 19,220 shares of Series A Preferred Stock were converted to 19,220,000 post-reverse split shares of common stock.

As a result of the Share Exchange Agreement, the China Green shareholders owned 96.3% of our issued and outstanding common stock on an as-converted common stock basis as of and immediately after the effectiveness of the Reverse Split as contemplated by the Share Exchange Agreement.

As a result of the reverse acquisition, we assumed the business and operations of China Green its subsidiaries, and its VIE, Beijing Annec.

The consolidated financial statements accompanying this Form 10-K were prepared with the effect of the merger of China Green and E-Band Media, Inc. as a reverse acquisition of assets and a recapitalization in accordance with accounting principles generally accepted in the United States (US GAAP”). For accounting purposes, China Green was considered to acquire E-Band Media, Inc. in the merger and E-Band Media, Inc. does not meet the definition of a business in accordance with ASC Topic 805-10, “Business Combinations”, because E-Band Media, Inc. had no assets or liabilities at the time of closing of the merger Consequently, no goodwill or other intangibles was recorded as part of acquisition accounting and the cost of the merger is measured at net assets acquired.

Our Corporate Structure

All of our current business operations are conducted through our wholly-foreign owned PRC subsidiary, Zhengzhou Annec, and our VIE, Beijing Annec.

Our principal executive office is located at No. 5 West Section, Xidajie Street, Xinmi City, Henan Province, 452370. The telephone number at our principal executive office is (86-371- 69999012).

Below is a chart of our corporate structure as of December 31, 2013:

Industry

In general, refractory materials are inorganic, non-metallic, materials that can withstand temperatures of more than 1,580°C, with specific high temperature mechanical properties and high stability. Refractory materials are an important supporting material for iron and steel thermodynamic equipment, non-ferrous metals, and building materials, and are used in the chemical and electrical power industries. According to Luoyang Institute of Refractories, 70% of the worlds refractories are used for smelting of iron and steel, 17% for building materials, 4% for chemical industry, 3% for non-ferrous metals industry, and 6% for other industries. In the PRC, the consumption of refractories for the iron and steel industry is approximately 65%.

Historically, the European refractory industry led the worldwide development and output. However, the industry has been gradually shifting to the PRC due to its abundant refractory raw materials and the rapid growth of its iron, steel and cement markets. According to Luoyang Institute of Refractories, as of 2009 the total refractory output of the PRC was more than 70% of the world total output, making the PRC the largest refractory producing country.

Industry Trends in the PRC

The PRC refractory industry is a large, highly fragmented and competitive industry whose overall performance is closely tied to the performance of other industries, such as the iron and steel industry. According to data from refractory institute of Henan, there are more than 500 refractory companies in Henan. As such, we believe the following trends in the iron and steel industry will have a correlating effect on the refractory industry in the PRC:

●
Demand for Green Refractory. The high temperature iron and steel industry is continuously making progress to increase efficiency, lower energy consumption and develop new technologies that rely heavily on high quality of refractory products. As such, the refractory industry must develop and improve its refractory products to keep pace with the iron and steel industry. We continue to see a demand for “green refractory” which are refractory materials that meet certain performance levels, are environmentally friendly, and have the following characteristics: high quality, low consumption of resources and energy, environmentally friendly during production and use, and meet national environment policy and high temperature industrial standards. We intend to continue focus on research and development in green refractory to take advantage of this growing trend.

●
Total Solutions. Traditionally, most refractory enterprises have focused on the production of refractory products, with less emphasis on services. However, that is changing. The iron and steel industry, in order to reduce refractory costs and meet new requirements for iron and steel smelting technologies, now demands total solutions where one or more refractory companies are responsible for the supply of refractory, masonry, operation and maintenance, and dismantling of the lining after the useful life of the refractory. Through Beijing Annec, we believe we are well positioned to take advantage of this trend.
although we had no contracts since 2012 and no assurances we will have any such contracts.

In addition, even though the PRC is the largest refractory producing country in the world, we believe most of the PRC’s refractory enterprises are small-scale with low industrial centralization and market shares. We observe a trend towards industry consolidation and restructuring. We believe that given our market leadership position, we are well positioned to acquire smaller refractory companies to expand our market share and customer base.

Products and Services

We are a refractory company that designs, develops, produces, and markets refractory products. In addition, through our VIE, Beijing Annec, we could provide integrated stove design, turnkey contracting, refractory production and sales.

Refractory Products

We offer a broad range of refractory products primarily marketing the iron and steel industry. Our sales for refractory product revenues were $40,019,798 and $75,312,493 for 2013 and 2012, respectively. We produce our refractory products through our three factories in the Henan Province: Fuliang, Fuhua and Fugang.

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

The below table is an illustration of our sales by product in 2013and 2012:

Product	Percent
	2013	2012
High-alumina brick	28%	35%
Clay brick	28%	25%
Silica brick	34%	20%
Carbonic brick	-%	3%
Non-shaped material	4%	8%
Light brick	6%	9%
Total	100%	100%

Marketing and Sales

The Company's principal market for its refractory products is the iron and steel industry in the PRC. We sell and market our products mainly through the following channels:

●
State-owned large–scale design institutes that design hot blast stoves. Currently there are five main iron and steel design institutes in the PRC and we have good long-term strategic relationships with three of those institutes: MCC Jingcheng, MCC Nanfang and MCC CISDI.

●	Direct customer sales developed through our own marketing channels and through Beijing Annec.

Currently most of our marketing efforts and sales are focused on the PRC. However, our bricks have been used in a large-scale steel work project in India and we are negotiating with potential clients in Korea, Japan, Taiwan and Poland for sale of our refractory products.

In 2013, Zhengzhou Annec, our wholly-owned subsidiary, signed 43 contracts. These contracts were for approximately $52 million, and included contracts with China Metallurgical Sadie Engineering Technology Co., LTD. - static 1, 2 # blast furnace of Formosa Plastics River general contract of $22 million, Inner Mongolia Baotou iron and Steel Co., LTD., general contractof $6 million Turkish ISDEMIR Company general contract of $3 million, and other 40 customers with an aggregate contract amount of $21million.

The following are our top ten refractory customers for 2013:

Clients	Sales	% of Total Revenue
ChinaMetallurgical Beijing Sincere Engineering Technology Co., LTD	$8,868,079	19%
Guangxi ChengLong Metallurgical Co., LTD	8,631,837	19%
Inner Mongolia Baotou Iron and Steel Co., LTD	5,500,616	12%
Turkey's Hot Blast Stove	2,814,107	6%
South China Metallurgical Engineering Technology Co., LTD	2,616,631	6%
Tianjin RongCheng Joint iron and Steel Group Co., LTD	2,590,152	6%
Zhangjiagang Huasheng Ironmaking Co., LTD	2,472,029	5%
South JiLinHeng Precision Casting Technology Co., LTD	1,800,390	4%
Zhuhai Yue Yu Feng Steel Co., LTD	1,534,903	3%
Zenith Steel Group Corporation	872,721	2%
Total	$37,701,465	82%

1 Based on 2013 average exchange rate of $1.00 = RMB 6.1905.

Production process

The raw materials for our refractory products consist primarily of ores, clay, and certain additives. Upon receipt of these raw materials at our facilities, we sort and classify them according to various specifications. Next, these materials are conveyed to a crusher for crushing. After being crushed, the raw materials are weighed and conveyed to our electronic blender which is computer-controlled where they are mixed and fully agitated into the various mixtures required for the production of different products. The use of our electronic mixture ensures the accuracy of our mixtures which improves product quality. After being mixed, the materials are conveyed to the forming workshop where the mixtures are formed into bricks – we have the ability to form bricks according to specifications submitted to us by our customers. The shaped bricks are then sent to sinter workshop for sintering after being dried, and formed into the finished products, which are then sorted according to the relevant standards. All finished products are promptly stored and packed for delivery to our customers. All rejected products are recycled.

Production equipment

We have six lines for production of hot blast stove refractory and consumables for iron-smelting, including two silica product production lines, two alumina product production lines, and two functional product production lines. We also have more than 1,000 sets of modern processing equipment and four high temperature tunnel kilns. One of our high temperature tunnel kilns is 313 meters long, the longest in Asia. Clean energy-coal seam gas is used for energy, and the raw material is pulverized through cone and Raymond mill. The forming includes 400-ton and 600-ton pneumatic brick presses.

Suppliers

We procure raw materials and chemicals to manufacture into our end products. All of our suppliers are in the PRC and we believe there are ample numbers of suppliers and raw materials to meet our current needs. For 2013, our principal raw materials and suppliers for products were:

Materials	Supplier	Percent of Total Supply
Andalusite	Yinge Ciyi Andalusite(Xinjian ) Co., Ltd	94%
Coalbed Methane	Hong Kong and China Gas (Xinmi) Co., Ltd	79%
Sillimanite	Chi's new Resistant Material (Yingkou) Co., LTD	66%
Shanxi Secondary LvShi	Luliang Peak New Synthetic Refractories Co., LTD	78%
Local Level LvShi	Zhang Shuying	87%

In recent years, the domestic demand for our raw materials has been fluctuating with a steady increase in some of our raw materials due to the PRC’s rapid growth. As a result, the prices of raw materials have fluctuated from 2011 to 2013 as set forth below. Wide fluctuation in price for raw materials affects our profitability. The following table shows the price change of some raw materials:

Raw material	Price in 2011 ($/ton)	Price in 2012 ($/ton)	(Decreased)/ Increased % from 2011 to 2012	Price in 2013 ($/ton)	(Decreased)/ Increased % from 2012 to 2013	(Decreased)/ Increased % from 2011 to 2013
Homogeneous Aluminum Ore	227.0	214.8	(5)%	419.6	95%	85%
Lignin	320.6	342.4	7%	505.2	48%	58%
Sillimanite	396.09	354.14	(11)%	330.2	(7)%	(17)%
Parch	54.8	64.7	18%	68.1	5%	24%

Moreover, the grade of many raw materials has been declining due to gradual exploitation, resulting in risk to our product quality and production cost. To control the quality, supply and price of our main raw materials, we may consider acquiring mines in the future to ensure our supply of raw materials and reduce pricing volatility.

At the present time, we typically do not enter into supply agreements. When we do, they are usually long term and we do not impose minimum purchase requirements. We enter into a supply agreement not only to ensure availability of the raw material but also to ensure its quality. The cost of raw materials purchased during the term of a supplier agreement is usually their market price at the time of purchase. We generally do not engage in speculative raw material commodity contracts. Rather, we attempt to reflect raw material price changes in the sale price of our products.

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

During 2013, Beijing Annec did not generate any revenue as it did not have any projects.

Research and Development

The development of new products and new technology is important to our success. Accordingly, we devote our resources to research and development (“R&D”). Our R&D team consists of approximately 50 persons, which include nine professionals and professors. Our R&D team operates our central laboratory in Fuliang factory, which facilitates chemical examination of raw material, accessory material and our final product to ensure that the chemical and structural composition of our bricks are in accordance with the contract between to acquisitions.

We have 16 patents of bricks and one in hot blast stove burner jointly developed with MCC Jingcheng. Currently, our team is working on developing our MgO-C brick, which has improved thermal shock resistance and thermal stability.

In 2012, we put our design concept into practice by improving our R&Dfunctions, reinforcing tracking and guidance of technical R&D to manufacturing process, and combining our design and manufacturing processes to meet customer’s requirements. We implemented manufacturing process tracking of Fugang’s torpedo ladle, JISCO (Jiuquan Iron and Steel Co.) Hongxing’s ceramic cup, TISCO’s (Taiyuan Iron and Steel Co.) combustor, MCC Beiying’s torpedo ladle, Tangshan Iron and Steel Co.’s andalusite product for pipe, etc. one by another, from which we accumulated data for future R&D,and to improve applicability of our developed products. To reduce the production risk of developed products, in 2012 we enhanced our pre-production experiments and conducted 19 experiments, including experiments of Xingbao’s thermal shock brick, Japan Co. Ltd’s castable thermal shock number’s effect on brick’s intensity, recycling of waste clay brick, AM creep brick, etc. We believe these experiments provide reliable experimental data for subsequent production.

We also established long-term relationships with some of the PRC’s top iron and steel design institutes. For example, with MCC JingCheng Engineering Technology Company, we developed a top combustion swirl type stove that can generate 1250°C hot blast temperature, 100°C higher than ordinary type stoves. We obtained a patent on this technology in 2005 and it is used widely in our business. This improvement reduces the consumption of coke by 20kg/t iron which has the effect of reducing the cost per ton iron by approximately $4.43. The cost price per ton of iron is $354-$443. At an annual output of 500,000 tons of iron, the cost savings associated with our development is approximately $2.21 million per year. This new top combustion stove has promoted our R&D abilities and expands our sales effectively. This service is mainly applicable for the current new-built stove and reforming of old stoves.

Competition

The refractory manufacturing business is extremely competitive in the PRC. According to the data from Henan refractory institute, in 2013, there were more than 490 refractory manufacturing companies in Henan province. We continue to explore ways to increase our market share in the PRC including, but not limited to  acquisitions.

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

Growth Strategy

Our growth strategy is as follows:

●
Adhere to market-oriented, optimize our R& Dmode: To establish a scientific and effective R&D team with the help of specialist adviser team; and to continue to develop our refractory products for blast furnaces, improve non-shaped material products, focus on the development of functional material market, and step up market development.

●
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

●
Strengthen management of work safety, improve productivity: To strictly implement safety inspection measurement, enhance safety protections of employees, provide integrated management of main production equipment, and improve the utilize efficiency of existing equipment.

●
Set up talent reservation center, create excellent management team: To optimize the human resource allocation, establish company's talent pool, accelerate the introduction of talents needed by the Company’s strategic development.

●
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

We have 16 independently developed patents, and one patent jointly developed with MCC Jingcheng. See the table below for a summary of patents in the PRC:
Patent Name	Patent No.	Owned by	Validity period
19 holes cell-type checker brick	ZL200520031144.X	Zhengzhou Annec	Jul. 04, 2005 -Jul. 04, 2015
31 holes cell-type checker brick	ZL200620008222.9	Zhengzhou Annec	Mar. 17, 2006-Mar. 17,2016
37 holes cell-type checker brick	ZL200620113567.X	Zhengzhou Annec	Jul. 04, 2005 -Jul. 04, 2015
61 holes cell-type checker brick	ZL200720142954.1	Zhengzhou Annec	Apr. 19, 2007 -Apr. 19,2017
Perforated wave-shaped cell- type checker brick	ZL201020123918.2	Zhengzhou Annec	May. 5, 2010 -May. 5, 2020
Swirl type top combustion hot blast stove burner	ZL200420008906.X	Zhengzhou Annec and MCC Jingcheng	Mar. 29, 2004 Mar. 29, 2014
Reform of hot blast stove from internal combustion to top combustion	ZL201020560182.5	Zhengzhou Annec	Oct. 12,2010-Oct 12,2020
Reform from horizontal combustion to vertical combustion	ZL201020560155.8	Zhengzhou Annec	Oct. 12,2010-Oct 12,2020
Reform of hot blast stove from external combustion to top combustion	ZL201020560165.1	Zhengzhou Annec	Oct. 12,2010-Oct 12,2020
Reform from ball type stove to top combustion stove	ZL201020559193.1	Zhengzhou Annec	Oct. 11,2010-Oct 11,2020
Outlet stress-relieving arch-type structure	ZL201020597139.6	ZhengzhouAnnec	Nov. 5,2010-Nov .5,2020
Compound furnace grate	ZL201020560091.1	Zhengzhou Annec	Oct. 12,2010-Oct 12,2020
Outlet stress-relieving structure	ZL201020590374.0	Zhengzhou Annec	Nov. 2,2010-Nov .2,2020
Stress-free orifice structures	ZL201020589887.X	Zhengzhou Annec	Oct. 29,2010-Oct .29,2020
Three-way pipe structure	ZL201020607825.7	Zhengzhou Annec	Nov.10,2010-Nov .10,2020
Anti-acid spray coating composite and using method for HBS	ZL201010536567.2	Zhongzhou Annec	Nov.08.2010-Nov.08.2010

We also have several trademarks as follows:

Trademark	Registration No.	Country
	3977113	PRC
	6802049	PRC
ANNEC	6769885	PRC

Competitive Strengths

●	Technical superiority . We employ experts known for their R&D skills and innovation and observe and utilize the advanced technology of international business leaders in our industry.
●	Product advantage . We have a variety of high quality patented products available in the refractory and hot-blast stove fields.
●
Marketing advantage . We strive to maintain excellent relationships with our customers which include many large and medium size companies in the PRC, and we have a marketing network throughout the PRC. Further, we have received high praise for the quality of our products, our post-sale service and  delivery time.

●	Brand advantage . Our brands are well known in the hot stove and refractory fields and have received a number of awards.
●	Environmentally friendly and energy efficient . Our products are in compliance with the PRC’s requirements related to efficiency and environmental protection.
●
Recurring revenue stream . We developed a series of patented refractory products which we use in our hot-blast furnace designs and other refractory products. These products require our customers to engage us to maintain and repair our proprietary products and, accordingly, provide us a recurring revenue stream.

PRC Government Regulations

Business license

Zhengzhou Annec was established on July 30, 2003 with a registered capital of $730,000. On October 8, 2003, its shareholders reached a resolution to increase its registered capital by $3.0 million. This increase was evidenced by an amendment to the articles of association, capital assessment report, and registration of alteration filed with Zhengzhou AIC. According to the business license of Zhengzhou Annec issued on April 29, 2005, the registered capital of Zhengzhou Annec was increased to $3.0 million. Any company that conducts business in the PRC must have a business license that covers a particular type of work. Zhengzhou Annec obtained a business license from the Zhengzhou Administration for Industry and Commerce on January 14, 2011, which identifies the business scope of Zhengzhou Annec as “production, sale and after-sale support of refractory and electrofusion products”.

Beijing Annec was established on January 16, 2008 with a registered capital of $870,000. Beijing Annec obtained a business license from the Beijing Administration for Industry and Commerce on August 25, 2010, which demonstrates its registered capital was increased to $2.8 million and identifies its business scope as “technology development, technology transfer, technology support, image-text design and production, project technology consultation, sale of construction materials, computer, software and auxiliary equipment, mechanical equipment, chemical products (not including dangerous chemical materials), import and export agency, import and export”. Prior to expanding our business beyond that of our business licenses, we may be required to apply and receive approval from the relevant PRC government authorities and we cannot assure you that we will be able to obtain the necessary government approval for any change or expansion of our business.

Environmental Regulations

We are subject to various PRC laws and regulations on environmental protection, water pollution, occupational disease, air pollution, solid waste pollution, noise pollution and labor contracts. We are complying with these various laws and regulations and we have the license of pollution discharge. As the relevant PRC laws might be changed, we intend to regularly monitor and review our operations and procedures to ensure compliance.

Taxation

On March 16, 2007, the National Peoples Congress of China passed a new Enterprise Income Tax Law, or New EIT Law, and on December 6, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. Before the implementation of the New EIT Law, foreign invested enterprises, or FIEs, established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an earned income tax, or EIT,of 33.0%, which included a 30.0% state and a 3.0% local income tax. The New EIT Law and its implementing rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions.

In addition to the changes to the current tax structure, under the New EIT Law, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organizations global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see “Risk Factors – Risks Related to Our Business – Under the Enterprise Income Tax Law, we may be classified as a ‘resident enterprise of the PRC. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.”

The New EIT Law provides that an income tax rate of 20% may be applicable to dividends payable to non-PRC investors that are “non-resident enterprises”. Non-resident enterprises refer to enterprises which do not have an establishment or place of business in the PRC, or which have such establishment or place of business in the PRC but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC. The income tax for non-resident enterprises is subject to withholding at the source, with the payer acting as the withholder under the New EIT Law, and therefore such income taxes generally called withholding tax in practice. The State Council of the PRC has reduced the withholding tax from 20% to 10% through the Implementation Rules of the New EIT Law. It is currently unclear in what circumstances a source will be considered as located within the PRC. We are a US holding company and substantially all of our income is derived from dividends we receive from our subsidiaries in the PRC. Thus, if we are considered a “non-resident enterprise” under the New EIT Law and the dividends paid to us by our subsidiary in the PRC are considered income sourced within the PRC, such dividends may be subject to a 10% withholding tax. Zhengzhou Annec is considered a FIE and is directly held by our subsidiary in Hong Kong. According to a 2006 tax treaty between the Mainland and Hong Kong, dividends payable by an FIE in the PRC to the company in Hong Kong which directly holds at least 25% of the equity interests in the FIE will be subject to a no more than 5% withholding tax. We expect that such 5% withholding tax will apply to dividends paid to Alex Industrial by Zhengzhou Annec, but this treatment will depend on our status as a non-resident enterprise.

Pursuant to the Provisional Regulation of the PRC on Value Added Tax and its implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in the PRC are generally required to pay value added tax, or VAT, at 17.0% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer.

Pursuant to the New EIT Law, designated hi-tech corporations may be accorded a tax preference at the rate of 15%. Zhengzhou Annec qualifies as a hi-tech corporation and is accorded certain tax incentives for said designation. Accordingly, Zhengzhou Annec was subject to tax at a statutory rate of 15% for 2013, 2012 and 2011 and will continue to be subject to a 15% tax rate for 2014.

Employment laws

We are subject to laws and regulations governing our relationship with our employees, including: wage and hour requirements, working and safety conditions, and social insurance, housing funds and other welfare. These include local labor laws and regulations, which may require substantial resources for compliance.

The PRC’s National Labor Law, which became effective on January 1, 1995, and the PRC’s National Labor Contract Law, which became effective on January 1, 2008, permits workers in both state and private enterprises in the PRC to bargain collectively. The National Labor Law and the National Labor Contract Law provide for collective contracts to be developed through collaboration between the labor union (or worker representatives in the absence of a union) and management that specify such matters as working conditions, wage scales, and hours of work. The laws also permit workers and employers in all types of enterprises to sign individual contracts, which are to be drawn up in accordance with the collective contract. The National Labor Contract Law enhanced rights for the nation’s workers. The legislation requires employers to provide written contracts to their workers, restricts the use of temporary labor and makes it harder for employers to lay off employees. It also requires that employees with fixed-term contracts be entitled to an indefinite-term contract after a fixed-term contract is renewed twice or the employee has worked for the employer for a consecutive ten-year period.

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

Dividend Distributions

The principal laws and regulations in the PRC governing distribution of dividends by FIEs include:

●	The Sino-foreign Equity Joint Venture Law (1979), as amended, and the Regulations for the Implementation of the Sino-foreign Equity Joint Venture Law (1983), as amended;
●	The Sino-foreign Cooperative Enterprise Law (1988), as amended, and the Detailed Rules for the Implementation of the Sino-foreign Cooperative Enterprise Law (1995), as amended; and
●	The Foreign Investment Enterprise Law (1986), as amended, and the Regulations of Implementation of the Foreign Investment Enterprise Law (1990), as amended.

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

Employees

As of December 31, 2013, we employed approximately 734 employees as follows: 112 in management, 537 in production, 45 in R&D, and 40 in marketing.

We maintain a satisfactory working relationship with our employees, and we have not experienced any significant labor disputes or any difficulty in recruiting employees for our operations. None of our employees are represented by a labor union. In 2013, our number of employees decreased by 35% due to the reduction of orders. To optimize structure of management and attract professionals needed by our strategic development, we hired 20 persons with bachelor’s degrees and five with master’s degrees during 2013.

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

All of our three factories are located in Xinmi, Henan Province. We own the buildings in connection with the Fuliang and Fuhua factory, and lease the factory in Fugang from an unrelated third party for $229,384 per year from 2011 to 2014. The below detail information is in square feet:

Factories	Office	Workshops	Dining Halls	Dormitory	Total
Fuliang	2,411	983,674	6,061	30,425	1,022,571
Fuhua	21,356	270,597	4,758	28,270	324,981
Fugang (lease)	16,404	138,241	3,440	6,889	164,974
Total	40,171	1,392,512	14,259	65,584	1,512,526

We believe our facilities, which are of varying ages and different construction types, have been satisfactorily maintained. They are in good conditions and suitable for our operations and generally provide sufficient capacity to meet our production and operational requirements.

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

Other Information

Our Internet address is http://en.annec.com.cn. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Other than the information expressly set forth in this annual report, the information contained, or referred to, on our website is not part of this annual report.

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

Beiing ANNEC has not generated any revenue in the

Beijing ANNEC had no contracts nor any revenue since 2012. There is no assurances we will have any contract in the near future.  If Beijing ANNEC cannot resume its operation in a short period of time, our results of operation and financial condition will be negatively affected.

We may be unable to successfully execute our long-term growth strategy or maintain our current revenue levels.

Our ability to maintain our revenue levels or to grow in the future depends upon, among other things, the continued success of our efforts to maintain our brand image and bring new products to market and our ability to expand within our current distribution channels. For 2013, we experienced significant decrease in our revenues as a result of decrease in orders and order prices. There can be no assurances that we will be able to maintain or grow our revenues, or successfully execute our long-term growth strategy.

A downturn or negative changes in the highly volatile steel and iron industry will harm our business and profitability.

Our main customers consist largely of iron and steel companies. Accordingly, our business performance is closely tied to the performance of the steel industry. The sector as a whole is cyclical and its profitability can be volatile as a result of general economic conditions, labor costs, competition, import duties, tariffs and currency exchange rates. These factors have historically resulted in wide fluctuations in the PRC and the global economies in which steel companies sell their products. In the event that these fluctuations occur, a resulting decreased demand for steel products could negatively impact our sales, margins and profits. With the spread of European debt crisis, global economy entered into post-crisis era in 2012, and subsequently China's economic environment changed greatly. Iron and steel industry in China suffered heavy losses and refractory industry went into severe winter. The PRC is now restructuring its steel industry to build a resource-conserving and environmental-friendly society. Therefore, the fluctuations in the industry could adversely affect our development.

Industry growth rate for refractory products may decelerate and may affect our future revenue growth.

In recent years, the production of refractory materials in the PRC has experienced tremendous growth as a result of the growth of the PRC steel industry.  However, in 2013 please confirm this is true for 2013 and 2012 the industry growth rate slowed and it has negatively impacted our growth rate.

Our inability to overcome fierce competition in the highly competitive PRC refractory market could reduce our revenue and net income.

We compete with many other refractory manufacturers in the PRC and, if we are successful in expanding our market reach, we will have international competitors as well. Remaining competitive requires a variety of things – market share and customer growth, continued success in technology development, access to reasonable priced raw materials and other supplies, etc. Much of our future success will depend on our ability to secure and retain adequate financing of our current operations and research and development. If we are unable to secure financing, or if any other market factor makes it difficult to remain competitive, our revenue and net income will be adversely affected.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We have a short operating history, making it difficult for investors to evaluate our businesses and predict future operating results. An investor in our securities must consider the risks, uncertainties and difficulties frequently encountered by companies in new and rapidly evolving markets. The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

Our ability to obtain additional financing may be limited, which could delay or prevent the completion of one or more of our strategies.

We have, to date, financed our working capital and capital expenditure needs primarily from capital contributions of shareholders of our operating entities, bank loans provided by local banking institutions and operating cash flows. We expect our working capital needs and our capital expenditure needs to increase in the future as we continue to expand and enhance our production facilities, increase our design, and R&D capabilities and as we continue to implement our other strategies. Our ability to raise additional capital will depend on the financial success of our current business and the successful implementation of our key strategic initiatives, as well as financial, economic and market conditions and other factors, some of which are beyond our control. We may not be successful in raising any required capital on reasonable terms and at required times, or at all. Further, equity financings may have a further dilutive effect on our stockholders. If we require additional debt financing, the lenders may require us to agree on restrictive covenants that could limit our flexibility in conducting future business activities, and the debt service payments may be a significant drain on our free capital allocated for research and other activities. If we are unsuccessful in raising additional capital or if new capital funding costs are higher than our prior capital funding costs, our business operations and our development programs may be materially and adversely impacted, with similar effects on our results of operations and financial condition.

Our production capacity might not be able to meet with growing market demand or changing market conditions.

We believe our current production capacity is sufficient to meet market demand this year. Although we intend to expand our production capacity in the future as demand increases, we cannot give assurance that our production capacity will be able to meet our obligations and the growing market demand for our products. Furthermore, we may not be able to expand our production capacity in response to the changing market conditions. If we fail to meet demand from our customers, we may lose our market share.

We may not be able to develop new products or expand into new markets.

We intend to continue to develop and produce new refractory products. The launch and development of new products involve considerable time and commitment which may exert a substantial strain on our ability to manage our existing business and operations. We cannot ensure our R&D capacity and capability is sufficient to develop any marketable new products or that any income will be generated from such new products. If we are not able to develop and introduce new products successfully, or if our new products fail to generate sufficient revenues to offset our R&D costs, our business, financial condition and operating results could be adversely affected. Failure of such could lead to wasted resources.

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

All of our products are manufactured in our production facilities in the PRC. If there is damage to our production facilities, we may not be able to remedy such situations in a timely and proper manner, and our production could be materially and adversely affected. Any breakdown or malfunction of any of our equipment could cause a material disruption of our operations. Any such disruption in our operations could cause us to reduce or halt our production, prevent us from meeting customer orders, adversely affect our business reputation, increase our costs of production or require us to make unplanned capital expenditures, any one of which could materially and adversely affect our business, financial condition and results of operations. Currently, there have been no disruptions in our operations and no plan to expand our manufacturing outside of the PRC.

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

The manufacturing industry is labor intensive. Labor costs in the PRC have been increasing over the past few years, and we cannot assure you the cost of labor in the PRC will not continue to increase in the future or that we will be able to increase the prices of our products to offset such increases. If we are unable to identify and employ other appropriate means to reduce our costs of production or to pass on the increased labor and other costs of production to our customers by selling our products at higher prices, our business, financial condition, results of operations and prospects could be materially and adversely affected.

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

We are subject to extensive governmental regulation by the central, regional and local authorities in the PRC, where our business operations take place. We believe that we are currently in substantial compliance with all laws and governmental regulations in the PRC and that we have all material permits and licenses required for our operations. Although, we will continue to strive to be in substantial compliance with current laws and regulations, we cannot assure investors we will be able to comply with all future laws and regulations. To the extent new regulations are adopted, we will be required to conform our activities in order to comply with such regulations. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on its business, operations and finances.

Actions by the PRC government could drive up our material costs and could have a negative impact on our profitability.

In the past years, the PRC government has shut down some outdated mineral mines decreasing, the supply of raw materials needed to produce refractory products. As a result, the materials costs for our products increased. If the PRC government shuts down more mineral mines, we could experience further supply shortages and price increases that could have a negative impact on our profitability.

Approximately 82% of our sales revenues were derived from our ten largest customers in 2013, and any reduction in revenues from any of these customers would reduce our revenues and net income considerably.

While we have numerous customers, approximately 82% of our sales revenue came from our top ten customers in 2013, compared to 67% in 2012. If we cease to do business at or above current levels with any one of our large customers which contribute significantly to our sales revenues, and we are unable to generate additional sales revenues with new and existing customers that purchase a similar amount of our products, then our revenues and net income would decline considerably.

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

 We determined that our disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2013.

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

In our management’s evaluation of our disclosure controls and procedures, several weaknesses were identified. The weaknesses were: (1) lack of sufficient internal staff with appropriate knowledge, experience, and training in the application of US GAAP, (2) lack of an appropriate level of company qualified resources to perform internal audit properly and inability to effectively communicate its accounting policies and procedures to its accounting staff resulting in inconsistent practice; and (3) the lack of a separate audit committee which affects our Board’s oversight ability. As a result of these weaknesses, we determined our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report.

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

We have environmental liability risks and limitations on operations brought about by the requirements of environmental laws and regulations. We are subject to various national and local environmental laws and regulations concerning issues such as air emissions, wastewater discharges, and solid and hazardous waste management and disposal. These laws and regulations are becoming increasingly stringent. While we believe our facilities are in material compliance with all applicable environmental laws and regulations, the risks of substantial unanticipated costs and liabilities related to compliance with these laws and regulations are an inherent part of our business. It is possible that future conditions may develop, arise or be discovered that create new environmental compliance or remediation liabilities and costs. While we believe that we can comply with environmental legislation and regulatory requirements and that the costs of compliance have been included within budgeted cost estimates, compliance may prove to be more limiting and costly than anticipated.

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

We hold a number of patents on our technology. These technologies are very important to our business and it may be possible for unauthorized third parties to copy or reverse engineer our products, or otherwise obtain and use information we regard as proprietary. Furthermore, third parties could challenge the scope or enforceability of our patents. In certain foreign countries, including the PRC where we operate, the laws do not protect our proprietary rights to the same extent as the laws of the US Court cases in the PRC’s civil law system do not have binding legal effect on future decisions and even where adequate law exists in the PRC, enforcement based on existing law may be uncertain and sporadic and it may be difficult to obtain enforcement of a judgment by a court of another jurisdiction. In addition, the relative inexperience of the PRC’s judiciary may create additional uncertainty as to the outcome of any litigation, and interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. Any misappropriation of our intellectual property could have a material adverse effect on our business and results of operations, and we cannot assure you that the measures we take to protect our proprietary rights are adequate.

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

Our products are highly complex and must operate at high temperatures for long periods of time. Although our new products are tested prior to release, they can only be fully tested when used by our customers. Consequently, our customers may discover defects after new products have been released. Although we have test procedures and quality control standards designed to minimize the number of defects in our products, we cannot guarantee that our new products will be completely free of defects when released. If we are unable to quickly and successfully correct the defects identified after their release, we could experience significant costs associated with compensating our customers for damages caused by our products, costs associated with correcting the defects, costs associated with design modifications, and costs associated with service or warranty claims or both. Additionally, we could lose customers, lose market share and suffer damage to our reputation.

Our business depends substantially on the continuing efforts of our executive officers, and our business may be severely disrupted if we lose their services.

We believe our success is largely dependent up on the continued service of the members of our management team, who are critical to establishing our corporate strategies and focus, and ensuring our continued growth. In particular, our chairman, LI Fuchao and our president, LI Jiantao, are crucial to our success. Our continued success will depend on our ability to attract and retain a qualified and competent management team in order to manage our existing operations and support our expansions plans. Although this possibility is low, if any of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers.

We cannot assure that we will be able to renew all necessary licenses, certificates, approvals and permits for our production. Changes in licensing requirements applicable to our industry may adversely affect us.

We obtained all necessary licenses, certificates, approvals and permits for the production of our existing products. There is no requirement for a particular license, certificate, approval or permit specific for the production in the PRC. The abovementioned licenses, certificates, approvals and permits that were obtained refer to the government licenses, approvals and permits we obtained from the relevant government authorities (1) for the incorporation of our subsidiary in the PRC to conduct the production and manufacturing of our refractory materials and products and the other licenses and permits, including the tax registration, that are generally required for companies to operate their businesses in the PRC; and (2) for the construction and operation of our production facility. There is no assurance we will be able to renew such licenses, certificates, approvals and permits upon their expiration. The eligibility criteria for such licenses, certificates, approvals and permits may change from time to time and may become more stringent. In addition, new requirements for licenses, certificates, approvals and permits may come into effect in the future. The introduction of any new and/or more stringent laws, regulations, licenses, certificates, approvals or permits requirements relevant to our business operations and the steel flow control products industry may significantly escalate our compliance and maintenance costs or may limit the Company to continue with our existing operations or may limit or prohibit us from expanding our business. Any such event may have an adverse effect to our business, financial results and future prospects.

Certain of our existing stockholders have substantial influence over our company, and their interests may not be aligned with the interests of our other stockholders.

Mr. LI Fuchao, through New-Source Group Limited, owns 76.9% of our outstanding voting securities. As a result, New-Source Group Limited has significant influence over our business, including decisions regarding mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our Company and might reduce the price of our shares.

Risks Related to Our Corporate Structure

The PRC government may determine that the VIE Agreements are not in compliance with applicable PRC laws, rules and regulations.

Foreign ownership in construction project design enterprises such as Beijing Annec are subject to restrictions under current PRC laws, rules and regulations.  Our PRC subsidiaries are treated as foreign-invested enterprises under applicable PRC laws, we are subject to ownership limitations as well as special approval requirements on foreign investment. Specifically, foreign entities are not allowed to own more than a 75% equity interest in any PRC company that provides refractory design and engineering services.

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

There are risks involved with the operation of our business in reliance on the VIE Agreements, including the risk the VIE Agreements may be determined by PRC regulators or courts to be unenforceable. Although we believe we are in compliance with current PRC regulations in the execution and implementation of the VIE Agreements, we cannot assure you the PRC government would agree the VIE Agreements fully comply with existing PRC policies or with policies that may be adopted in the future. PRC laws and regulations governing the validity of these the VIE Agreements are uncertain. If the VIE Agreements were for any reason determined to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

•	imposing economic penalties;
•	discounting or restricting the operations of Zhengzhou Annec or Beijing Annec;
•	imposing conditions or requirements in respect of the VIE Agreements with which Zhengzhou Annec or Beijing Annec may not be able to comply;
•	requiring our Company to restructure the relevant ownership structure or operations;
•	taking other regulatory or enforcement actions that could adversely affect our business; and
•	revoking the business licenses and/or the licenses or certificates of Zhengzhou Annec or Beijing Annec, and/or voiding the VIE Agreements.

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

The VIE Agreements are governed by PRC law and provide for the resolution of disputes through arbitral proceedings. If Beijing Annec or its shareholders fail to perform the obligations under the VIE Agreements, we would be required to resort to legal remedies available under PRC law, including seeking specific performance or injunctive relief, or claiming damages. We cannot be sure that such remedies would provide us with effective means of causing Beijing Annec to meet its obligations, or recovering any losses or damages as a result of non-performance. Further, the legal environment in the PRC is not as developed as in some other jurisdictions. Uncertainties in the application of various laws, rules, regulations or policies in PRC legal system could limit our liability to enforce the VIE Agreements and protect our interests.

The payment arrangement under the VIE Agreements may be challenged by the PRC tax authorities.

We generate our revenues through the payments we receive pursuant to the VIE Agreements. We could face adverse tax consequences if the PRC tax authorities determine the VIE Agreements were not entered into based on arm’s length negotiations. For example, PRC tax authorities may adjust our income and expenses for PRC tax purposes which could result in our being subject to higher tax liability, or cause other adverse financial consequences. According to the PRC Tax Administration and Collection Law, in the case of a transfer pricing related adjustment, the statute of limitation is three years normally and 10 years in special instances.

Our stockholders have potential conflicts of interest with us which may adversely affect our business.

Mr. LI Fuchao is our chairman, and he also controls Beijing Annec through direct equity ownership. There could be conflicts that arise from time to time between our interests and the interests of Mr. LI Fuchao. There could also be conflicts that arise between us and Beijing Annec that would require our stockholders and Beijing Annec’s shareholder to vote on corporate actions necessary to resolve the conflict. There can be no assurance in any such circumstances that Mr. LI Fuchao will vote his shares in our best interest or otherwise act in the best interests of our company. If Mr. LI Fuchao fails to act in our best interests, our operating performance and future growth could be adversely affected.

We rely on the approval certificates and business license held by Beijing Annec for our design and engineering business and any deterioration of the relationship between Zhengzhou Annec and Beijing Annec could materially and adversely affect our business operations.

We operate our design and engineering business in the PRC on the basis of the approval certificates, business license and other requisite licenses held by Beijing Annec. There is no assurance that Beijing Annec will be able to renew its licenses or certificates when their terms expire with substantially similar terms as the ones it currently holds.

Further, our relationship with Beijing Annec is governed by the VIE Agreements intended to provide us with effective control over the business operations of Beijing Annec. However, the VIE Agreements may not be effective in providing control over the application for and maintenance of the licenses required for our business operations. Beijing Annec could violate the VIE Agreements, go bankrupt, suffer from difficulties in its business or otherwise become unable to perform its obligations under the VIE Agreements and, as a result, our operations, reputations and business could be severely harmed.

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

We hold all of our bank deposits with banks in the PRC. China does not have an equivalent of federal deposit insurance as in the US. Accordingly, our deposits held in the banks in the PRC are not insured. Although, we hold accounts with several banks in the PRC and periodically evaluate the credit quality of our banks in efforts to mitigate any potential risk, we may be adversely affected in the event of a material disruption or financial distress of the banks.

Our operations are subject to PRC laws and regulations that are sometimes vague and uncertain. Any changes in such PRC laws and regulations, or the interpretations thereof, may have a material and adverse effect on our business.

The PRC’s legal system is a civil law system based on written statutes. Decided legal cases do not have so much value as precedent in the PRC as those in the common law system prevalent in the US There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to, governmental approvals required for conducting business and investments, laws and regulations governing the advertising industry, as well as commercial, antitrust, patent, product liability, environmental laws and regulations, consumer protection, and financial and business taxation laws and regulations.

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

Our PRC subsidiary, Zhengzhou Annec, is considered a FIE under PRC laws, and as a result is required to comply with PRC laws and regulations, including laws and regulations specifically governing the activities and conduct of foreign invested enterprises. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

●	levying fines;
●	revoking our business license, other licenses or authorities;
●	requiring we restructure our ownership or operations; and
●	requiring we discontinue any portion or all of our business.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in the PRC based upon US laws, including the federal securities laws, or other foreign laws against us or our management.

All of our current operations are conducted in the PRC. Moreover, most of our directors and officers are nationals and residents of the PRC. All or substantially all of the assets of these persons are located outside the U.S and in the PRC. As a result, it may not be possible to effect service of process within the US or elsewhere outside the PRC upon these persons. In addition, uncertainty exists as to whether the courts of the PRC would recognize or enforce judgments of US courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the US or any state thereof, or be competent to hear original actions brought in the PRC against us or such persons predicated upon the securities laws of the US or any state thereof.

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

In recent years, the PRC economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in the PRC has been as high as 5.9% and as low as (0.8%). These factors have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the PRC government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in the PRC, and thereby harm the market for our products and our company.

Restrictions on currency exchange may limit our ability to receive and use our sales effectively.

The majority of our sales will be settled in RMB and USD, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside the PRC or to make dividend or other payments in USD. Although the PRC government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in the PRC authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in the PRC, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the PRC regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between the USD and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the USD would affect our financial results reported in USD terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into USD, as well as earnings from, and the value of, any USD-denominated investments we make in the future.

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economical, and legal environment in the PRC. The PRC Government controls its foreign currency reserves through restrictions on imports and conversion of (RMB) into foreign currency. In July 2005, the PRC Government has adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate.” During January 2008 to December 2013, the exchange rate between RMB and USD has fluctuated from $1.00 to RMB 6.1104 and $1.00 to RMB 6.1905, respectively. There can be no assurance that the exchange rate will remain stable. The RMB could appreciate or depreciate against the USD. The Company’s financial condition and results of operations may also be affected by changes in the value of certain currencies other than the RMB in which its earnings and obligations are denominated.

Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the USD in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market. Our financial condition and results of operations may also be affected by changes in the value of certain currencies other than the RMB in which its earnings and obligations are denominated.

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

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75 which became effective as of November 1, 2005, and was further supplemented by two implementation notices issued by the SAFE on November 24, 2005 and May 29, 2007, respectively. Circular 75 requires PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose vehicle, or SPV, for the purpose of engaging in an equity financing outside of the PRC on the strength of domestic PRC assets originally held by those residents. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in the PRC to guarantee offshore obligations. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006. Failure to comply with the requirements of Circular 75 may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of the PRC.

We asked our shareholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE as currently required in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiary. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries' ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident shareholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries' ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

Among other things, the revised M&A Regulations include provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. However, the application of this PRC regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement. Our PRC counsel believes it is uncertain whether the transaction is subject to CSRC's approval, and in reality, many other similar companies have completed similar transactions like the share exchange contemplated under the Exchange Agreement without CSRC's approval and our PRC legal counsel is not aware of any situation in which the CSRC has imposed a punishment or penalty in connection with any such transactions. However, if the CSRC or other PRC Government Agencies subsequently determine that CSRC approval is required for the share exchange and private placement contemplated under the Exchange Agreement, we may face material regulatory actions or other sanctions from the CSRC or other PRC Government Agencies.

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

Also, if later the CSRC requires we obtain its approval, we may be unable to obtain a waiver of the CSRC approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding this CSRC approval requirement could have a material adverse effect on the trading price of our common stock.

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

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of The New EIT Law and its implementation against non-PRC enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a PRC enterprise or group will be classified as a “domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in the PRC; (ii) its financial or personnel decisions are made or approved by bodies or persons in the PRC; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in the PRC; and (iv) at least half of its directors with voting rights or senior management often resident in the PRC. A resident enterprise would be subject to an enterprise income tax of 25% on its worldwide income and its non-PRC shareholders would be subject to a withholding tax of 10% when dividends are paid to such non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a PRC natural person. Nor are detailed measures on enforcement of PRC tax against non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by PRC tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income taxat 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-PRC source income would be subject to PRC enterprise income tax at 25%. Second, although under The New EIT Law and its implementing rules dividends paid to us from our PRC subsidiary would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2013 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the US and PRC, and our PRC tax may not be creditable against our US tax.

Failure to apply for and receive a further tax preference as a designated hi-tech corporation by Zhengzhou Annec may limit our PRC subsidiaries' ability to distribute profits to us.

Pursuant to the New EIT Law, designated hi-tech corporation may be accorded a tax preference at 15%. Zhengzhou Annec qualified as a hi-tech corporation and was accorded certain tax incentives at a statutory rate of 15% for 2008 to 2013. It will also be afforded certain tax incentives at a statutory rate of 15% until 2014. Zhengzhou Annec may not be able to maintain this tax preference after 2014 unless it applies for and receives a further tax preference for the succeeding five years. If Zhengzhou Annec fails to apply for and receive such further tax preference, it will be subject to a tax of 25%. Higher tax contributions may limit our PRC subsidiaries' ability to distribute profits to us. Any limitations on the ability of our PRC subsidiaries to distribute profits to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

We face uncertainty from the PRC’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises' Share Transfer, or Circular 698, that was released in December 2009 with retroactive effect from January 1, 2008.

The PRC State Administration of Taxation, or SAT, released a circular on December 15, 2009 that addresses the transfer of shares by nonresident companies, generally referred to as Circular 698. Circular 698, which is effective retroactive to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in the PRC. Circular 698, which provides parties a short period of time to comply with its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a PRC company. Where a foreign investor indirectly transfers equity interests in a PRC resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that PRC resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a PRC resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes. There is uncertainty as to the application of Circular 698. For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with the PRC. It is also unclear, in the event that an offshore holding company is treated as a domestically incorporated resident enterprise, whether Circular 698 would still be applicable to transfer of shares in such offshore holding company. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that PRC resident enterprise. In addition, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our Company complies with the Circular 698. If Circular 698 is determined to be applicable to us based on the facts and circumstances around such share transfers, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

We may be requested to make up any unpaid income taxes and our results of operations and prospects may be uncertainly affected.

Zhengzhou Annec qualified as a hi-tech corporation and was accorded certain tax incentives for said designation. Accordingly, Zhengzhou Annec was subject to tax at 15%. Beijing Annec is subject to taxes at 25%.  For detailed discussion of PRC tax regulations issues, see “Business – PRC Government Regulations – Taxation”. Per PRC Enterprise Income Tax (“EIT”) assessments shall be completed before the end of May every year. Based on PRC regulations, the tax authority conducts reviews of the EIT returns once a year. Based on PRC tax regulations, the tax authority has rights to review for underpaid or unpaid taxes for a period of three years. If underpaid or unpaid taxes exceeds RMB100,000（$16,200), the tax authority has rights to review for five years. If any tax evasion is involved, there is no time limitation for review.

The PRC tax regulations cover all business entities within china. However, the relevant laws and regulations are not enforced in a consistent manner across China, particularly in relation to the local tax authority’s requirements. Generally, each year we and the local tax authority agree as to the amount of cash income tax payments to be made.  Despite of the fact that we have obtained letters of no tax arrears from the local tax authority since 2008 we accrued taxes at the full statutory rate. We have recognized $356,344 additional liability as of December 31, 2013.

While we believe we have paid all required income taxes, we may be ordered by relevant government authorities to make additional payments within a prescribed time frame. As of the date of this annual report, we have not been ordered by the relevant government authorities to pay any additional income taxes. If we are deemed to have been noncompliant with any such laws and regulations or to have failed to make adequate contributions to any income tax schemes, we may be ordered to make up any payable income taxes and subject to negative publicity, and our business, results of operations and prospects may be negatively affected.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and PRC anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by US persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties, and make most of our sales in the PRC. The PRC also strictly prohibits bribery of government officials. Our activities in the PRC may create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents, or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents, or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or PRC anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the US government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

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

The market price of our common stock can become volatile. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

●	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;
●	changes in financial estimates by us or by any securities analysts who might cover our stock;
●	speculation about our business in the press or the investment community;
●	significant developments relating to our relationships with our customers or suppliers;
●	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry;
●	customer demand for our products;
●	investor perceptions of our industry in general and our Company in particular;
●	the operating and stock performance of comparable companies;
●	general economic conditions and trends;
●	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;
●	changes in accounting standards, policies, guidance, interpretation or principles;
●	loss of external funding sources;
●	sales of our common stock, including sales by our directors, officers or significant stockholders; and
●	additions or departures of key personnel.

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

We have never declared or paid any cash dividends on shares of our common stock. We intend to retain any future earnings to fund the operation and expansion of our business and, therefore, we do not anticipate paying cash dividends on shares of our common stock in the foreseeable future.

Our common stock is illiquid and this low trading volume may adversely affect the price of our common stock.

Our common stock is currently quoted on the Pink under the symbol “ANNC.” The trading market in our common stock is illiquid. Our limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock,” we may become subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by the Penny Stock Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

Certain provisions of our Certificate Incorporation may make it more difficult for a third party to effect a change-of-control.

Our Certificate of Incorporation authorizes our Board of Directors (“BOD”) to issue up to 20,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our BOD without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our BOD to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

ITEM 1B — UNRESOLVED STAFF COMMENTS

Not Applicable for smaller reporting companies.

ITEM 2 — PROPERTIES

All land in the PRC is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are generally granted for 50 years. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

All of our facilities are located in Xinmi, Henan Province. We own one manufacturing facility which includes offices, workshops, dormitory, and dining halls that total approximately 1,347,552 square feet. In addition, we own another workshop located on land that we lease from He Xi village of Xinmi city. The land is approximately 164,974 square feet and the rent is $54,449 per year for 50 years from 2010. We also lease another workshop from an unrelated third party. The rent for the workshop is $229,384 per year for four years from 2010.

We believe our facilities, which are of varying ages and are of different construction types, have been satisfactorily maintained. They are in good conditions and are suitable for our operations and generally provide sufficient capacity to meet our production and operational requirements.

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

Not applicable.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Pink under the symbol “ANNC.”  There is no established trading market for our common stock. Our common stock was previously quoted on the OTCBB and OTCQB. The following table shows the range of the high and low bid for our common stock as quoted by the OTCBB and OTCQB for the time periods indicated:

	High	Low
Quarter ended March 31, 2012	$3.50	$1.50
Quarter ended June 30, 2012	$3.00	$1.75
Quarter ended September 30, 2012	$2.00	$0.83
Quarter ended December 31, 2012	$1.35	$0.80
Quarter ended March 31, 2013	$1.20	$1.10
Quarter ended June 30, 2013	$1.30	$1.15
Quarter ended September 30, 2013	$1.19	$0.51
Quarter ended December 31, 2013	$0.51	$0.43

Bid quotations represent interdealer prices without adjustment for retail markup, markdown and/or commissions and may not necessarily represent actual transactions.

Stockholders

As of March 23, 2014, we had 109 stockholders of record and 19,995,701 shares issued and outstanding.. Currently no shares are currently held by Depository Trust Company in "street name.”

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

Unregistered Sales of Equity Securities

There were no unregistered shares of our equity securities sold or otherwise issued by the Company during 2013.

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

2013 Summary and Outlook

Financial and business highlights for 2013 were as follows:

●
Revenue decreased by $43,218,874 or 51% to $41,539,221 in 2013 as compared to $84,758,095 in 2012, as a result of a reduction of orders. Annec experienced a decrease in orders because of a decline in demand for iron and steel in 2013.

●	Our net income decreased by $11,868,687 or 236% to $(6,833,543) for 2013 and $5,035,144 for 2012. Our loss for 2013 was negatively impacted by decreased revenues.
●
In 2013, Zhengzhou Annec, our wholly-owned subsidiary, signed a total of 43 contracts. These contracts amounted to approximately $52 million, and included contracts with Guangxi Shenglong Metallurgy Co. Ltd valued at approximately $10 million, Shanxi Gaoyi Steel Co. Ltd valued at approximately $5 million, and Wisdri Wuhan Iron and Steel Design and Research Institute Co. Ltd.,  valued at approximately $4 million. Of those contracts, there were 43 new customers with signed contracts valued at approximately $52 million. Among them:  China metallurgical sadie engineering technology co., LTD. - static 1, 2 # blast furnace of Formosa plastics river general contracting of $22 million, Inner Mongolia baotou iron and steel co., LTD., general contracting of $6 million, Turkish ISDEMIR company general contracting of $3 million, and another 40 customers general contracting of $21 million.

Summary of Critical Accounting Policies and Estimates

Basis of Presentation

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The consolidated financial statements include the balances and results of Zhengzhou Annec and Beijing Annec (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts were reclassified in the consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on the net income or stockholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. Significant estimates and assumptions are used for, but not limited to: (1) allowance for doubtful accounts, (2) economic lives of property, plant, and equipment, (3) asset impairments, (4) percentage of completion on construction projects, and (5) contingency reserves. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on our operating results.

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company has an allowance for doubtful accounts based on an estimate of the amounts that may be uncollectible. Monthly, the Company examines all significant past due amounts. The Company considers the age of the receivable, the financial standing and credit rating of the customer, and the history of payments or guarantee of payment made by the customer. Many of the Company’s contracts are with large Chinese government-backed organizations with an excellent but slow payment history. Normal payment terms for custom contract sales are: (i) 30% of the contract price as advanced payment after signing of the contract which is used to buy materials and production; (ii) 30% of the contract price will be collected when production is finished and goods are inspected by the customer; (iii) 30% of the contract price will be received after the completion of refractory installation and testing by the customer; and (iv) the final installment of 10% (retentions) is usually due one year after the stove is put into service to allow for quality guarantee. Such retentions are presented as retentions receivable or long-term retentions receivable on the consolidated balance sheets.

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

Zhengzhou Annec primarily generates revenue from the sale of a variety of refractory bricks and the sales from kits of pre-assembled hot-air ovens. Zhengzhou Annec recognizes such revenue when: (1) there is persuasive evidence of an arrangement; (2) customers accepted receipt of the goods in accordance with the shipping terms; (3) the amount to be paid by the customer is fixed or determinable; and (4) collectability is reasonably assured. Zhengzhou Annec recognizes revenue from the sale of a kit when the kit has been delivered and accepted by the customer.

Beijing Annec plans to enter into contracts to design and build blast furnaces and hot-air stoves and recognizes revenues during the construction period using the percentage of completion method. Most of the contracts are fixed-price contracts, which typically provide for a stated contract price and a specified scope of the work to be performed. Beijing Annec estimates the percentage of the job that is complete using variations of the cost-to-cost method. Cost is used as the primary indicator, but the Company also considers contract milestones and work in progress from subcontractor companies. If the estimate of costs left to be incurred plus actual costs already incurred exceeds the total revenue to be expected from a contract, then the full amount of the difference is recognized in the current period as a loss and is presented on the consolidated balance sheet as a current liability. Beijing Annec also generates revenue from the sale of a variety of machines and equipment which the Company purchases from vendors. Beijing Annec recognizes revenue from this type of sale when the machines and equipment have been delivered and accepted by the customer.

During 2013 Zhengzhou Annec began entering into certain short-term contracts to build blast furnaces and hot blast stoves. These contracts have an average duration of approximately three to six months and do not exceed a period of one year. Zhenghzhou Annec recognizes revenue on these contracts based on the same basis as Beijing Annec.

Shipping and Handling Costs

Shipping and handling costs billed to customers are recorded net of the amount collected. Shipping and handling expense included in sales and marketing expenses amounted to amounted to $2,571,443 and $3,421,467 for  2013 and 2012, respectively.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. Some of the accounting standards issued are effective after the end of the Company’s previous fiscal years, and therefore may be applicable to the Company. Management has not identified any standards that it believes will have a significant impact on the Company’s consolidated financial statements.

For the Year Ended December 31, 2013 and 2012

Results of Operations

	2013	2012
Revenues	$41,539,221	$84,758,095
Cost of revenues	28,448,476	53,158,322
Gross profit	13,090,745	31,599,773
Operating expenses
Selling	9,218,022	12,905,016
General and administrative	7,166,929	9,064,914
Total operating expenses	16,384,951	21,969,930
Income (loss) from operations	(3,294,206)	9,629,843
Other expense, net	3,507,470	3,513,898
Income (loss) before provision for Income taxes	(6,801,676)	6,115,945
Provision for income taxes	31,867	1,080,801
Net income( loss)	$(6,833,543)	$5,035,144

Revenues

The Company has two reportable segments: Zhengzhou Annec and Beijing Annec. They operate in different geographical areas of China and employ separate management and sales teams. The Zhengzhou Annec segment primarily manufactures and sells a variety of refractory bricks and kits of pre-assembled hot-air ovens. In 2011, Zhengzhou Annec began to enter into contracts to design and build furnaces and stoves. These projects are generally for a term of one year or less. The Beijing Annec segment designs and builds blast furnaces and hot-air stoves on a contract basis and uses subcontractors throughout the construction process. Beijing Annec’s contracts are generally for projects with a term of one year or longer. The Beijing Annec segment purchases substantially all of its bricks and related products from Zhengzhou Annec. In addition, Beijing Annec also sells a variety of machines and equipment which are required as part of the entire blast furnace and hot-air stove package. Beijing Annec did not generate any revenue during 2013.We purchase these machines and equipment from outside vendors and generally sell them at cost plus a small mark-up.

Segments	Year Ended December.31, 2013	% of Revenue	Year Ended December31, 2012	% of Revenue
Zhengzhou Annec	$41,539,221	100%	$76,747,244	91%
Beijing Annec	-	-%	8,010,851	9%
Total	$41,539,221	100%	$84,758,095	100%

Revenues for 2013 were $41,539,221 compared to $84,758,095 for 2012. Revenues for 2013 decreased by $43,218,874, or 51%, primarily as a result of a decrease in new orders. Revenues for Zhengzhou Annec for 2013 decreased by $35,208,023 or 46%, to $41,539,221 from $76,747,244 for 2012. The decrease in sales of refractory products by Zhengzhou Annec was mainly due to a decrease in the number of orders during 2013. Zhengzhou Annec experienced a decrease in orders because of decline in demand for Iron and steel in 2013. Revenues for Beijing Annec for 2013 decreased by $8,010,851, or 100%, to $8,010,851 from $0 for 2012. The decrease in sales in Beijing Annec was mainly due to a decrease in orders completed in 2013. Beijing Annec did not have any new orders during 2013. It currently has no project in process. The following table shows product sales of Zhengzhou Annec from existing and new customers during 2013 and 2012:

Type of Customers’ Sales	2013	2012

Existing customers	$26,282,846	$67,449,206
New customers	15,259,826	9,298,038

Cost of Revenue

Cost of revenue was $28,448,476 and $53,158,322 for 2013 and 2012, respectively. Cost of revenue for 2013 decreased by $24,709,846, or 46%. Stated as a percentage of revenues, the cost of revenue for 2013 was 68% and for 2012 was 63%. Cost of revenue related to Zhengzhou Annec for 2013 decreased by $19,830,795, or 41% to $28,448,476 from $48,279,271 for 2012. The cost of revenues for Beijing Annec for 2013 decreased by $4,879,051or 100% $0 from $4,879,051 for 2012. The decrease in cost of revenue of Zhengzhou Annec was primarily attributable to the decrease of sales for the lower proportion.
Operating Expenses

General and Administrative. General and administrative (“G&A”) expenses include payroll and related employee benefits, and other headcount-related costs associated with facilities, and other administrative expenses.  G&A expenses were $7,166,929 and $9,064,914 for 2013 and 2012, respectively. The decrease of $1,897,985 or 21%, in G&A expenses was primarily attributable to the decrease of bad debt provisions in accordance with the decreasing of consulting fees.

Sales and Marketing Expenses. Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and travel, advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses were $9,218,022 and $12,905,016 for 2013 and 2012, respectively. The decrease of $3,686,994, or 29%, in sales and marketing expense was due to decrease in revenues and variable cost like commission, shipping expense, packaging expense and traveling expense.

Other Expense, net. The total other expense, net, was $3,507,470 and $3,513,898 for 2013 and 2012, respectively. There was no significant change from 2012 to 2013, as noted in the following table:

Items	2013	2012	Change
Other income (expense)
Interest income	$564,329	$324,106	74.1%
Interest expense	(4,822,017)	(4,153,272)	16.1%
Other income (expense), net	750,218	315,268	138.0%
Total Other expense	$(3,507,470)	$(3,513,898)	(0.2)%

Liquidity and Capital Resources

As of December 31, 2013, we had cash and restricted cash of $6,656,752 and total current assets of $92,556,113. As of December 31, 2012 we had cash and restricted cash of $6,850,405 and total current assets of $100,172,287. Restricted cash is used to secure bank notes payables. The guaranteed percentage in 2013 and 2012 was 100% and 100%, respectively.

As of December 31, 2013, we had accounts receivable of $36,432,332, or 39% of our total current assets compared to $42,214,102, or 42% of our total current assets as of December 31, 2012.  Accounts receivable had decreased by $5,781,770 or 3% because of slower collection of accounts receivableand the decrease of revenue.

Our total liabilities as of December 31, 2013 were $78,880,453, compared to $79,862,368 as of December 31, 2012. The decrease of $981,915 or 1% was a result of decrease in advances from customers, salaries payable, loans payable to employees, and other payable.

We generally require 30% of contract price as advanced payment after we sign contract which is used to buy materials and production. 30% of contract price will be collected when we finished production and inspected by customer. These two 30% pieces of the contract price are the main components of our advances from customer. 30% of contract price will be received after the refractory installation is finished and tested by client. The final installment of 10% is due one or two years after the stove is used to allow for quality guarantee. The last 30% and 10% are the main components of our accounts receivable. As our business is contract-based sale, differentiations exist between contracts signed by different customers.

As of December 31, 2013, we had working capital of $15,792,516 compared to $23,708,632 as of December 31, 2012. We believe our cash and accounts receivable are adequate to satisfy our working capital needs and sustain our ongoing operations for the next twelve months. However, to develop new product and expand our market, we need to improve our cash support, we must obtain additional short-term and long-term loans from bank and/or- raise additional capital by the sale of our securities in order to implement our strategic growth plans which include increasing our product line, promoting our design and engineering services, improving our products, and the potential acquisitions of mines and other refractory companies. Our revenues decreased $35,292,695 in 2013 compared to 2012, from $75,312,493 to $40,019,798. In addition, we suffered losses from operations of $6,833,543 in 2013.  However, we believe we can continue as a going concern for the foreseeable future due to the positive preliminary results of operation in the first five months of 2014 and management’s belief in the profitability of our proprietary technology applied for patent in 2013.

Although we continue to explore opportunities for raising capital, we have no funding commitments in place at this time and we can give no assurance that such capital will be available on favorable terms, or at all. Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute or eliminate the interests of our shareholders:

Below is a summary of our cash flow:

Net Cash Provided By (Used In) Operating Activities

Items	2013 ($)	2012 ($)	Increase /(Decrease) ($)	Percentage
Net Income	(6,833,543)	5,035,144	(11,868,687)	(236)%
Provision for bad debt	(2,502,300)	2,384,136	(4,886,436)	(205)%
Loss on inventory spoilage and waste	-	1,392,796	(1,392,796)	(100)%
Loss on sale of plant and equipment	(111,273)	13,214	(124,487)	(942)%
Restricted cash	177,153	(4,881,020)	5,058,173	(104)%
Bank notes receivable	756,691	(943,471)	1,700,162	(180)%
Accounts receivable, retentions receivable, and long term retentions receivable	11,130,450	(9,455,981)	20,586,431	(218)%
Prepaid expenses and deposits	2,875,998	3,006,466	(130,468)	(4)%
Inventories	(1,718,192)	6,934,116	(8,652,308)	(125)%
Bank notes payable	161,538	634,578	(473,040)	(75)%
Account payable and accrued expenses	(1,546,283)	237,414	(1,783,697)	(751)%
Advances from customers	(3,743,844)	(15,485,609)	11,741,765	(76)%
Taxes payable	(2,315,755)	1,879,397	(4,195,152)	(223)%
Other payables	(229,273)	(134,521)	(94,752)	70%
Net cash used in operating activities	2,357,882	(4,776,401)	7,134,281	(149)%

For 2013, net cash provided by operating activities was $2,357,882 to net cash used in operating activities of $4,776,401 for 2012. The decrease in net cash used in operations for 2013 was primarily due to changes in net income, provision for bad debt, loss on inventory spoilage and waste, restricted cash, bank notes receivable, prepaid expenses and deposits, account receivable, retentions receivable and long term retentions receivable, advances from customers, inventories, bank notes payable, account payable and accrued expenses, tax payable and other payable as set forth above:

New Cash Provided By Investing Activities

For 2013, net cash provided by investing activities was $(276,256), compared to net cash used in investing activities of $1,343,074, for 2012. The decrease is mainly due to the proceeds from long-term investment and proceeds from sale of plant and equipment.

Items	2013	2012	Increase/ (Decrease)	Percentage
Purchase of plant and equipment	$(1,330,478)	$(1,414,,476)	$83,998	(6)%
Proceeds from long-term investment	161,538	-	161,538	-
Proceeds from sale of plant and equipment	906,366	128,665	777,701	604%

Net Cash Provided by Financing Activities

For the year ended December 31, 2013 net cash provided by financing activities was $2,357,039, compared to $6,204,055 in net cash provided by financing activities for the year ended December 31, 2012. The decrease of the net cash provided by financing activities was primarily due to the changes of short-term borrowings, and loans to related parties, employees, and other individual.

Type of Proceeds	2013	2012	Increase/ (Decrease)	Percentage
Proceeds from loans to related parties, employees, and other individuals	$(900,748)	$(2,537,707)	$1,636,959	(65)%
Payments of loans to related parties, employees, and other individuals, net of payments	(4,846,135)	-	(4,846,135)	(100)%
Proceeds from short-term borrowings	29,803,732	27,978,551	1,825,181	7%
Payment of short-term borrowings	(29,270,657)	(19,316,559)	(9,954,098)	52%

Loan Facilities

In China, banks usually do not provide long-term loans to businesses. Most loans are short-term (12 months or less). All of our loans but one with Chinese banks are due within 12 months. As such, each year we repay our loans and/or apply for new loans for working capital needs. At December 31, 2013, we had borrowed $25,327,311 in short-term bank loans. All bank borrowings are secured by our land and buildings and/or guaranteed by third parties. The Company also has a long-term bank loan with a balance of $320,765 as of December 31, 2013. The long-term loan is due December 13, 2015, and has an interest rate of 7.152% and is secured by one of the Company’s office buildings. See blow for details:

Lender	Secured	Duration	Outstanding as of December 31, 2013	Interest rates
Agricultural credit union	By third parties	1 year	1,636,554	9.72%
Agricultural credit union	Machinery and equipment	1 year	1,472,899	10.26%
Shanghai Pudong Development Bank	Office building and Land	1 year	3,273,108	6.00%
Shanghai Pudong Development Bank	Office building and Land	1 year	1,636,554	6.00%
China Citic Bank	By third parties	1 year	1,636,554	6.94%
China Citic Bank	By Fuchao Li	1 year	818,277	7.22%
LuoYang Bank	By third parties	6 months	3,273,108	7.20%
LuoYang Bank	Deposit	6 months	3,076,722	6.00%
China Guangfa bank	By third parties	1 year	1,636,554	7.20%
China Merchants Bank	By third parties	1 year	1,636,554	7.20%
Zhengzhou Bank	By third parties	1 year	4,909,662	7.20%
Shanghai Pudong Development Bank	Office building	1 year	320,765	7.15%
			$25,327,311

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
•
Any obligation under a contract that would be accounting for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder’s equity in our consolidated balance sheet; and

•
Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market or credit risk support to us, or engages in leasing, hedging or R&D services with us.

In 2013 and 2012, the Company had agreements with third-party entities in which the Company guaranteed certain debt of these entities, and these entities guaranteed certain debt of the Company. As of December 31, 2013, the Company was a debt guarantor to four third-party entities (three third-party entities as of December 31, 2012).  The maximum guaranteed amount is $25,530,244 as of December 31, 2013. The total guaranteed outstanding borrowings by these parties are $25,202,933 as of December 31, 2013 All but one of the guarantee agreements are for debt with maturities of one year or less, and mature through December 2013. One of the guarantee agreements is for debt of $3,266,266 as of December 31, 2013 and matures in March 2014.

These same parties disclosed above also act as debt guarantors on certain of the Company’s debt with a maximum guaranteed amount of $28,312,385 as of December 31, 2013. As of December 31, 2013, the Company’s loans guaranteed by these parties are $17,183,818. The Company has not historically incurred any losses due to such debt guarantees, and the Company has determined the fair value of the guarantees is not material.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements that constitute Item 8 are included at the end of this report beginning on Page F-1.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A — CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on the management's assessment and review of the Company’s disclosure controls and procedures and in consideration of material weakness in internal controls identified as of December 31, 2013, and our inability to file our Form 10-K for the year ended December 31, 2013 in a timely manner, we have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

(b)           Management’s Report on Internal Control over Financial Reporting

The Company’s internal control over financial reporting (“ICFR”）is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with US GAAP. The management of the Company is responsible for establishing and maintaining adequate ICFR, so as to satisfy the requirements of management improvement and safeguard interest of investors.

In conducting this assessment, we recognize that we continue to face the challenges and requirements of maintaining our internal control systems and procedures that we have not historically done prior to the reverse acquisition. For example, while we had developed strong accounting systems and procedures to prepare the reports required of a privately held company in China, the reverse acquisition required us to convert our financial reporting that was previously prepared in PRC generally accepted accounting principles to US GAAP. Similarly, although we have historically relied on direct and extensive oversight of our systems and operations by our experienced management team, we recognized that we would need to implement additional and improved controls and procedures as our company grew and developed.

Based on the evaluation of our ICFR, we determined that we have several weaknesses which could adversely affect our ability to initiate, authorize, record, process or report financial data in accordance with US GAAP. While the areas we identified are sources of potential risk, we do not believe that these potential risks have affected our financial statements or that there are any errors in our previously reported financial statements that would require restatement. The weaknesses we identified were: (1) lack of sufficient internal staff with appropriate knowledge, experience, and training in the application of US GAAP, (2) lack of an appropriate level of company qualified resources to perform internal audit properly and inability to effectively communicate its accounting policies and procedures to its accounting staff resulting in inconsistent practice; and (3) the lack of a separate audit committee which effects our Board’s oversight ability. Based on our evaluation under the framework in Internal Control – Integrated Framework and because of the weakness we identified, our management concluded that our ICFR was not effective as of December 31, 2013.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding ICFR. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to permanent  rules of the SEC that permit the Company to provide only management’s report in this annual report.

Remediation Plan

We continue to devote resources to remediating, improving and documenting our disclosure controls and procedures and internal controls and procedures, including recruiting a new chief financial officer with US GAAP and SEC reporting experience, additional accounting, and finance staff, and consultants to assist with these functions, and implementing additional financial and management controls, reporting systems and procedures. These measures may not ensure the adequacy of our internal controls over our financial processes and reporting in the future.

Change in Internal Control Over Financial Reporting

There have been no changes in the Company’s ICFR during the fourth quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s ICFR.

ITEM 9B — OTHER INFORMATION

None.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

Identification of Directors, Executive Officers and Significant Employees

The following table and text set forth the names and ages as of our current directors, executive officers and significant employees as of the date of this report. Our BOD is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers.

Name	Age	Position
LI Fuchao	43	Chairman of Board, Director
LI Jiantao	43	Director, President, Chief Executive Officer and Chief Financial Officer
SUN Zhaoqing	68	Director and Vice President
WU Qichang	76	Chief Technology Officer
ZHENG Yang	42	Director

There are no arrangements or understandings between our directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

LI Fuchao. Mr. LI Fuchao became chairman in February 2011. He founded Zhengzhou Annec in July 2003. He worked for Yuhua Industrial Co. Ltd. from 1996 to 2003. He has more than 15 years of experience in refractory material manufacturing industry. He has knowledge and experience in refractory material’s manufacture, market development, maintenance and strategic investment. He is responsible for the Company’s market development, maintenance and strategic investment.We believe Mr. Fuchao Li’s extensive experience in the refactory industry, his acute vision and outstanding leadership capability, as well as his commitment to the Company since its inception make him well-qualified in the Board’s opinion to serve as our Chairman of the Board.

LI Jiantao. Mr. LI Jiantao became our president, Chief Executive Officer and Chief Financial Officer in February 2011 and our director on March 4, 2011. He was also one of the founders of Zhengzhou ANNEC Industrial Co. Ltd. He joined Zhengzhou Annec in July 2003. He worked for Attention Electricity Co., Ltd. from 1998 to 2003. Mr. LI Jiantao graduated from Jiaozuo Mining Institute in 1994 with a major in electric automatization. He has more than ten years’ experience in corporate management and marketing.  His is responsible for the Company’s market development, maintenance and strategic investment. His managing experiences and analytical skills make him well positioned for his role as one of our Directors.

SUN Zhaoqing. Mr. Sun became our vice-president in February 2011 and our director on March 4, 2011. He joined Zhengzhou Annec in 2008. He has worked for several refractory material manufacturing firms before 2008. He graduated from Henan Normal University in 1967 with a major in math. He has more than 40 years’ experience in refractory material corporate management and manufacturing. He is responsible for the Company’s day-to-day operations. His managing experiences and analytical skills make him well positioned for his role as one of our Directors.

WU Qichang. Mr. Wu became a chief technology officer of Zhengzhou Annec in 2011. He is a professor level senior engineer enjoying the Special Government Allowance granted by the State Council and the leader of the Expert Team of National Registered Metallurgical Exploration & Design Engineers. He has issued many papers in domestic publications, showing his original ideas about the methods of properly handling the coal injection amount of blast furnace and application theory of heat transfer in engineering design of blast furnaces, etc. He was awarded the State Excellent Design Gold Award, the State Excellent Design Silver Award, the second prize of the Excellent Design Award of the Ministry of Metallurgical Industry and the first prize of the National Award for Technological Invention. In 2000, he was awarded the title of National Engineering Design Master by the Ministry of Construction of PRC. He graduated from the Ferrous Metallurgy Major of Beijing University of Iron and Steel Technology in 1962.We believe his extensive technological background qualifies him as a director of the Board

ZHENG Yang. Ms. Zheng became our director on March 4, 2011. She has been a vice-president of High-Sky Asset management Co., Ltd since 2010. She became a vice-chairman of Shang Hai Peng Cheng glass Co., Ltd since 2008. She was a strategic development director of West Holding development Co., Ltd from 2004 to 2007. She was a marketing manager and vice-president of Shang Hai Ji Guo investment Co., Ltd from 1999 and 2003. Ms. Zheng worked at local Administration of Radio, Film and Television from 1994 to 1999. She received bachelor degree from He Nan normal university in 1994. Ms. Zheng familiar with corporate management and company strategy, and also have experience in investment.Ms. Zheng brings a wealth of knowledge to our Board of Directors and has proven to possess keen insight to our business.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten  years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee Financial Expert

Our BOD has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead, our entire BOD acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act. In addition, our BOD has not made a determination as to whether a director on the Board meets the definition of an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K. We continue to seek candidates for outside directors and for a financial expert to serve on a separate audit committee when we establish one.

In fulfilling its oversight responsibilities, the BOD has reviewed and discussed the audited financial statements with management and discussed with the independent auditors the matters required to be discussed by SAS 61. Management is responsible for the financial statements and the reporting process, including the system of internal controls. The independent auditors are responsible for expressing an opinion on the conformity of those audited financial statements with US GAAP.

The BOD discussed with the independent auditors, the auditors’ independence from the management of the Company and received written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1.

After BOD’s review and discussions, as mentioned above, the BOD recommended that the audited financial statements be included in the Company’s Annual Report on Form 10-K.

Compensation Committee and Governance and Nomination Committee

We have not adopted a compensation committee and governance committee charters. The BOD currently serves these functions. The BOD will consider establishing a compensation committee and governance committee in the future.

Code of Conduct and Ethics

We have not adopted a Code of Conduct for our Chief Executive Officer and Senior Financial Officers.

Compliance with Section 16 of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on information available to us in public filings,  we believe that all reports required by Section 16(a) for transactions in 2013, were timely filed.

ITEM 11 — EXECUTIVE COMPENSATION

Summary Compensation Table

Our BOD has not established a separate compensation committee nor any other committee that acts as such a committee. Instead, the entire BOD reviews and approves executive compensation policies and practices, reviews, salaries and bonuses for our officers, administers our benefit plans, and considers other matters as may, from time to time, be referred to it. We do not currently have a Compensation Committee Charter. Our BOD continues to emphasize the important link between our performance, which ultimately benefits all stockholders, and the compensation of our executives. Therefore, the primary goal of our executive compensation policy is to closely align the interests of the stockholders with the interests of the executive officers. In order to achieve this goal, we attempt to (i) offer compensation opportunities that attract and retain executives whose abilities and skills are critical to our long-term success and reward them for their efforts in ensuring our success and (ii) encourage executives to manage from the perspective of owners with an equity stake in the Company.

The following table sets forth the information, on an accrual basis, with respect to the compensation of our and Zhengzhou Annec's executive officers for 2013 and 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

LI Fuchao (1)	2013	$27,455	-	-	-	-	-	-	$27,455
Chairman	2012	$14,264	-	-	-	-	-	-	$14,264

LI Jiantao (2)	2013	$27,539	-	-	-	-	-	-	$27,539
President, CEO and CFO	2012	$13,861	-	-	-	-	-	-	$13,861

SUN Zhaoqing (3)	2013	$15,690	-	-	-	-	-	-	$15.690
Vice president	2012	$14,596	-	-	-	-	-	-	$14,596

(1)           Mr. LI Fuchao serves as the chairman of Zhengzhou Annec.
(2)           Mr. LI Jiantao serves as the president, CEO, and CFO of Zhengzhou Annec.
(3)           Mr. SUN Zhaoqing serves as the vice president of Zhengzhou Annec.

Options/SAR Grants

During 2013, we have not granted any stock options or Stock Appreciation Rights (“SARS”) to any executive officers or other individuals.

Aggregated Option/SAR exercised and Fiscal year-end Option/SAR value table

Neither our executive officers nor the other individuals listed in the tables above, exercised options or SARs during 2013.

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

Employment contracts and termination of employment and change-in-control arrangements

None of our officers or employees is under any written employment contract or has contractual rights triggered by a change in control of the Company.

Compensation Committee Interlocks and Insider Participation

We have not established a Compensation Committee and our BOD continues to serve this function. No interlocking relationship exists between our board of directors and the BOD or compensation committee of any other entity.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of June 6, 2014, we had 19,995,701 shares of common stock outstanding and no shares of Series A Preferred Stock outstanding

The following table sets forth, as of  March 23, 2014: (a) the names and addresses of each beneficial owner of more than 5% of our common stock known to us, the number of shares of common stock beneficially owned by each such person, and the percent of our common stock so owned; and (b) the names of each director and executive officer, the number of shares our common stock beneficially owned, and the percentage of our common stock so owned, by each such person, and by all of our directors and executive officers as a group. Unless otherwise indicated, the business address of each of our directors and executive offices is c/o Zhengzhou Annec Industrial Co. Ltd., 15/F, Central Bldg, 5 West St., Xinmi, Henan, China. Each person has sole voting and investment power with respect to the shares of our common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Common Stock

LI Fuchao, Chairman (2)	Common Stock	15,369,610	76.9%

LI Jiantao, Director, President, Chief Executive Officer, Chief Financial Officer	Common Stock	-	-

SUN Zhaoqing, Director, Vice President	Common Stock	-	-

WU Qichang, Chief Technology Officer	Common Stock	-	-

ZHENG Yang, Director	Common Stock	-	-

All Officers & Directors as a Group (5 people)	Common Stock	15,369,610	76.9%

More than 5% Holders
LI Ling (3)	Common Stock	1,921,202	9.6%
____________________

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

(3)           Includes shares held by High-Sky Assets Management Limited, a British Virgin Islands company. Ms. LI Ling is the sole director and shareholder.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

At December 31, 2013 and 2012, Zhengzhou Annec had loans payable to the Chairman (LI Fuchao) and a minority shareholder (FAN Yinling) of $4,782,011 and $407,767, respectively. Zhengzhou Annec and the lenders have not signed notes, there are no specific due dates, and no interest is paid on the loans. Money is transferred between the lenders and Zhengzhou Annec mainly for cash flow purposes. The amounts loaned and borrowed are short-term in nature and the balances at both year-ends are considered at the fair market value of the amounts owed. The following amounts were payable to the lenders as of December 31, 2013 and 2012:

	2013	2012
LI Fuchao	$4,615,082	$214,150
FAN Yinling	166,929	193,617
Total	$4,782,011	$407,767

Related Entities

The reverse acquisition of China Green resulted in a change of control by issuance of our securities to the following entities and individuals:

●
New-Source Group Limited. New-Source Group Limited is our major shareholder which owns 76.9% of our common stock upon completion of the share exchange. Mr. LI Fuchao, our chairman, is a director of this entity. The shares of this entity are held by Ms. LI Ling who holds the shares for the benefit of Mr. LI Fuchao.

●	High-Sky Assets Management Limited. High-Sky Assets Management Limited owns 9.6% of our common stock upon completion of the share exchange. Ms. LI Ling is the director and shareholder of this entity.
●
Joint Rise Investment Limited. Joint Rise Investment Limited owns less than 5% of our common stock upon completion of the share exchange. Mr. LEE Hon Wah is the director and shareholder of this entity.

●
Giant Harvest Investment Limited. Giant Harvest Investment Limited owns less than 5% of our common stock upon completion of the share exchange. Ms. CHEUNG Yun Nai Annie is the director and shareholder of this entity.

●	Mr. Qian Yun Ting. Mr. Qian owns less than 2% of our common stock upon completion of the share exchange.

Beijing Annec

On January 16, 2011, prior to the reverse acquisition transaction, Beijing Annec entered into a contractual agreement, or the VIE Agreement, with Zhengzhou Annec pursuant to which Beijing Annec became our VIE. The VIE structure is a common structure used to acquire PRC companies, particularly in certain industries where foreign investment is restricted or forbidden by the PRC government. The VIE Agreements include the following arrangements:

(1)              Exclusive Business Cooperation Agreement, as amended (“Cooperation Agreement”), where Zhengzhou Annec, in general, became Beijing Annec’s exclusive service provider to provide Beijing Annec with business support and technical and consulting services in exchange for annual service fee equal to Beijing Annec’s net income for such year, which amount is payable upon request of Zhengzhou Annec;

(2)              Equity Interest Pledge Agreement (“Pledge Agreement”) under which LI Fuchao the 100% owner of all of the equity interest in Beijing Annec, pledged all of his equity interest in Beijing Annec to Zhengzhou Annec as a guarantee of Beijing Annec’s performance of its obligations under the Cooperation Agreement;

(3)              Exclusive Option Agreement (“Option Agreement”) under which LI Fuchao granted Zhengzhou Annec an irrevocable right and option to acquire any and all of Mr. Li’s equity interest in Beijing Annec, as and when permitted by PRC laws, for an exercise price equal to the actual capital contributions paid in the registered capital of Beijing Annec by Mr. Li unless an appraisal is required by applicable PRC laws; and

(4)              Power of Attorney (“POA”) under which Mr. Li granted Zhengzhou Annec the right to (i) attend shareholders meetings of Beijing Annec, (ii) exercise all of Mr. Li shareholder’s rights and shareholder’s voting rights in Beijing Annec, including, but not limited to the sale or transfer or pledge or disposition of his stock in whole or in part, and (iii) designate and appoint on Mr. Li’s behalf the legal representative, the executive director and/or director, supervisor, the chief executive officer and other senior management of Beijing Annec.

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

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES.

On June 28, 2012 we engaged GHP Horwath, P.C (“GHP”) as our independent registered public accounting firm. On October 10, 2013, our BOD approved the dismissal of GHP. The Company notified GHP of this decision on October 10, 2013.

Concurrent with the decision to dismiss GHP as our independent registered public accounting firm, our BOD appointed Goldman Kurland and Mohidin LLP (“GKM”) as our independent registered public accounting firm.

Audit Fees. The fees paid to GKM for the annual audit of 2013 financial statements included in our Annual Report for the year ended December 31, 2013 are $125,000 and the fees for the reviews of our third quarter of 2013 interim financial statements are $20,000. The total fees to GKM as discussed above were $145,000.

The fees paid to GHP for the annual audit of the financial statements included in our Annual Report for the year ended December 31, 2012 and the review of our quarterly reports for such year, amounted to $200,000. The fees paid to GHP for the reviews of our first and second quarters of 2013 interim financial statements amounted to $40,000.

Audit Related Fees. During 2013 and 2012 there were no fees relating to the performance of any other audit or review of our financial statements by GKM or GHP.

Tax Fees. During 2013 and 2012, there were no fees relating to professional tax services by GKM or GHP.

All Other Fees. During the years ended December 31, 2013 and 2012 there were no other fees relating to services provided by GKM or GHP.

The above-mentioned fees are set forth as follows in tabular form:

	2013	2012
Audit Fees to GHP	$40,000	$200,000
Audit Fees to GKM	145,000	-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

The Company’s BOD serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the BOD regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
No.	Description

2.1	Securities Exchange Agreement dated February 11, 2011 (2)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Designation of Series A Convertible Preferred Stock (2)
3.4	Certificate of Amendment of Certificate of Incorporation of E-Band Media, Inc. (3)
10.1	Exclusive Business Cooperation Agreement, dated January 16, 2011, between Zhengzhou Annec Industrial Co., Ltd. and Annec (Beijing) Engineering Technology Co., Ltd. (2)
10.2	Supplemental Agreement to Exclusive Business Cooperation Agreement, dated January 16, 2011 between Zhengzhou Annec Industrial Co., Ltd. and Annec (Beijing) Engineering Technology Co., Ltd. (2)
10.3	Equity Interest Pledge Agreement, dated January 16, 2011, among Zhengzhou Annec Industrial Co., Ltd., Li Fuchao, and Annec (Beijing) Engineering Technology Co., Ltd. (2)
10.4	POA, dated January 16, 2011 by Li Fuchao (2)
10.5	Exclusive Option Agreement, dated January 16, 2011 among Zhengzhou Annec Industrial Co., Ltd., Li Fuchao, and Annec (Beijing) Engineering Technology Co., Ltd. (2)
10.6	Amendment To Supplemental Agreement to Exclusive Business Cooperation Agreement(4)
21.1	Subsidiaries of the Company (2)
31.1	Certification of Officers pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Officers pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document (5)
101.SCH	XBRL Taxonomy Extension Schema (5)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (5)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (5)
101.LAB	XBRL Taxonomy Extension Label Linkbase (5)
101.FRE	XBRL Taxonomy Extension Presentation Linkbase (5)

*	Filed herewith.
(1)	Incorporated by reference from Form 10/A filed with the SEC on December 3, 2010.
(2)	Incorporated by reference from Form 8-K filed with the SEC on February 11. 2011.
(3)	Incorporated by reference from Form 8-K filed with the SEC on May 11, 2011.
(4)	Incorporated by reference to from Form 8-K filed with the SEC on May 18, 2012
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

ANNEC GREEN REFRACTORIES CORPORATION

Dated: June 12, 2014	/s/ LI Jiantao
By: LI Jiantao
Its: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 12, 2014	/s/ LI Fuchao
LI Fuchao, Chairman of the Board of Directors

Dated: June 12, 2014	/s/ LI Jiantao
LI Jiantao,
Director, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

Dated: June 12, 2014	/s/ ZHENG Yang
ZHENG Yang, Director

Dated: June 12, 2014	/s/ SUN Zhaoqing
SUN Zhaoqing, director

Annec Green refractories corporation
Notes to Consolidated Financial Statements
 December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Annec Green Refractories Corporation

We have audited the accompanying consolidated balance sheet of Annec Green Refractories Corporation and its subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2013. Annec Green Refractories Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Annec Green Refractories Corporation as of December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

Goldman Kurland and Mohidin LLP
Encino, CA
June 3, 2014

GHP Horwath, P.C. Member Crowe Horwath International 1670 Broadway, Suite 3000 Denver, Colorado 80202 +1 303.831.5000 +1 303.831.5032 Fax www.GHPHorwath.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

/s/GHP Horwath, P.C.
Denver, Colorado
April 1, 2013

Annec Green Refractories Corporation
Consolidated Balance Sheets

	December 31,
	2013	2012

Assets

Current assets:
Cash	$164,484	$380,579
Restricted cash	6,492,268	6,469,826
Bank notes receivable	193,558	1,695,771
Accounts receivable, net	36,432,332	42,214,102
Retentions receivable, net	9,923,726	13,237,473
Advances to suppliers	4,937,492	7,613,579
Other receivables	7,525,986	3,005,423
Related party Receivables	312,042	-
Inventories, net	26,444,864	25,555,534
Other current assets	129,362	-
Total current assets	92,556,114	100,172,287

Long-term retentions receivable, net	4,203,396	2,495,618
Deposits for capital expenditure	24,930	-
Plant and equipment, net	16,612,618	16,505,421
Construction in progress	-	690,655
Land use rights, net	2,294,989	2,258,796
Long-term investment	-	158,702
Other	8,256	-
Total assets	$115,700,303	$122,281,479

Liabilities and Stockholders' Equity

Current liabilities:
Short-term loans	$25,327,311	$24,037,073
Bank notes payable	2,454,831	2,221,834
Accounts payable and accrued expenses	19,528,729	19,662,185
Advances from customers	11,196,409	14,535,685
Salaries payable	799,555	401,536
Taxes payable	3,032,010	5,215,355
Related party payables	4,861,981	407,767
Loans payable to employees	-	2,027,032
Loans payable to other individuals	-	4,372,570
Other payables	8,077,875	3,582,618
Total current liabilities	75,278,701	76,463,655

Deferred income	2,623,619	2,776,599
Long-term payables	657,368	-
Long-term loans	320,765	622,114

Total liabilities	78,880,453	79,862,368

Commitments and Contingencies

Stockholders' equity:
Series A preferred stock, $0.0001 par value; 20,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 19,995,701 shares issued and outstanding	2,000	2,000
Additional paid-in capital	2,661,026	2,661,026
Statutory reserve	1,385,966	1,385,966
Retained earnings	29,513,353	36,346,896
Accumulated other comprehensive income	3,257,505	2,023,223

Total stockholders' equity	36,819,850	42,419,111

Total liabilities and stockholders' equity	$115,700,303	$122,281,479

See accompanying notes to the consolidated financial statements.

Annec Green Refractories Corporation
Consolidated Statements of OPERATIONS And Comprehensive Income (Loss)

	Year Ended December 31,
	2013	2012

Revenues:
Products	$40,019,798	$75,312,493
Services	1,519,423	9,445,602

Total revenues	41,539,221	84,758,095

Cost of revenues:
Products	26,414,998	45,016,916
Services	2,033,478	8,141,406

Total cost of revenues	28,448,476	53,158,322

Gross profit	13,090,745	31,599,773

Operating expenses:
Sales and marketing	9,218,022	12,905,016
General and administrative	7,166,929	9,064,914

Total operating expenses loss	16,384,951	21,969,930

Income (loss) from operations	(3,294,206)	9,629,843

Other income (expense):
Interest income	564,329	324,106
Interest expense	(4,822,017)	(4,153,272)
Non-operating income	921,109	-
Non-operating expenditure	(225,848)	-
Other income, net	54,957	315,268

Total other expense	(3,507,470)	(3,513,898)

Income (loss) before provision for income taxes	(6,801,676)	6,115,945

Provision for income taxes	31,867	1,080,801

Net income (loss)	(6,833,543)	5,035,144

Other comprehensive income:
Foreign currency translation adjustment	1,234,282	375,561

Comprehensive income (loss)	$(5,599,261)	$5,410,705

Net income (loss) per share-basic and dilutive	$(0.34)	$0.25

Shares used in computing net income per share-basic and dilutive	19,995,701	19,995,701

 See accompanying notes to the consolidated financial statements.

Annec Green Refractories Corporation
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2013 and 2012

	Common Stock		Additional Paid in	Statutory	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	reserve	earnings	Income	Equity
Balance at December 31, 2011	19,995,701	$2,000	$2,661,026	$1,385,966	$31,311,752	$1,647,662	$37,008,406
Net income					5,035,144		5,035,144
Currency translation adjustment						375,561	375,561

Balance at December 31, 2012	19,995,701	$2,000	$2,661,026	$1,385,966	$36,346,896	$2,023,223	$42,419,111
Net loss					(6,833,543)		(6,833,543)
Currency translation adjustment						1,234,282	1,234,282

Balance at December 31, 2013	19,995,701	$2,000	$2,661,026	$1,385,966	$29,513,353	$3,257,505	$36,819,850

See accompanying notes to the consolidated financial statements.

Annec Green Refractories Corporation
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$(6,833,543)	$5,035,144
Adjustments to reconcile net income to net cash used in operating activities:
Non cash interest expense, discount on bank notes receivable	778,324	1,294,915
Depreciation and amortization	1,771,064	1,781,836
Provision for bad debts	(2,502,300)	2,384,136
Provision for obsolete inventory	1,627,615	880,562
Loss on inventory spoilage and waste	-	1,392,796
Loss on sale of plant and equipment	(111,273)	13,214
Change in assets and liabilities:
Restricted cash	177,153	(4,881,020)
Bank notes receivable	756,691	(943,471)
Accounts receivable, retentions receivable and long-term retentions receivable	11,130,450	(9,455,981)
Advances to suppliers	2,875,998	3,006,466
Other receivables	654,340	847,935
Inventories	(1,718,192)	6,934,116
Long-term payable	316,614	-
Bank notes payable	161,538	634,578
Other current assets	(127,689)	-
Accounts payable and accrued expenses	(445,852)	237,414
Advances from customers	(3,743,844)	(15,485,609)
Salaries payable	380,500	(133,986)
Taxes payable	(2,315,755)	1,879,397
Deferred income	(236,535)	(64,322)
Other payables	(229,273)	(134,521)
Deferred expenses	(8,149)	-
Net cash provided by (used in) operating activities	2,357,882	(4,776,401)

Cash flows from investing activities:
Proceeds from long-term investment	161,538	-
Purchase of plant and equipment	(1,330,478)	(1,414,476)
Purchase of land use rights	(13,682)	(57,263)
Proceeds from sale of plant and equipment	906,366	128,665
Net cash used in investing activities	(276,256)	(1,343,074)

Cash flows from financing activities:
Payment of deposit for bank loan	(4,846,135)	-
Proceeds from other payables	4,555,367	-
(Payments to) proceeds from loans to related parties, employees, and other individuals	(1,714,232)	390,713
Payment of loans to related parties, employees, and other individuals	(900,748)	(2,537,707)
Proceeds from short-term borrowings	29,803,732	27,978,551
Payment of short-term borrowings	(29,270,657)	(19,316,559)
Proceeds from (payment of) long-term borrowings	15,634	(310,943)
Net cash provided by (used in) financing activities	(2,357,039)	6,204,055

Net increase (decrease) in cash	(275,413)	84,580

Effect of exchange rate changes	59,318	(47,029)

Cash at beginning of year	380,579	343,028

Cash at end of year	$164,484	$380,579

Noncash financing and investing activities:
Reduction of accounts payable through disposal of plant and equipment	$291,576	$85,803
Reduction of accounts receivable for addition of plant and equipment	$449,075	$548,910

Supplemental disclosure of cash flow information:
Interest paid	$1,265,789	$2,533,273
Income taxes paid	$513,139	$540,149

See accompanying notes to the consolidated financial statements.

Annec Green Refractories Corporation and Subsidiaries
 Notes to Consolidated Financial Statements
December 31, 2013 and 2012

1.	Business of the Company

On February 11, 2011, Annec Green Refractories Corporation, formerly E-Band Media, Inc. (“E-Band Media”) entered and closed a Share Exchange Agreement (“Share Exchange Agreement”), with certain shareholders and warrant holders, Dean Konstantine, Muzeyyen Balaban, Bernieta Masters, and Linda Masters, and with China Green Refractories Limited , a BVI corporation (“China Green”), and its shareholders, New-Source Group Limited, a BVI company, High-Sky Assets Management Limited, a BVI company, Joint Rise Investments Limited, a BVI company, Giant Harvest Investment Limited, a BVI company, and Mr. QIAN Yun Ting (collectively the “China Green Shareholders”), pursuant to which E-Band Media acquired 100% of the issued and outstanding capital stock of China Green for 19,220 shares of E-Band Media’s Series A Convertible Preferred Stock (“Series A Preferred Stock”). Pursuant to the terms of the Share Exchange Agreement, E-Band Media agreed to effect a 1-for-14.375 reverse stock split (“Reverse Split”) of its outstanding common stock. The Reverse Stock Split was affected on April 18, 2011. In addition, pursuant to the Share Exchange Agreement, the China Green shareholders acquired all 695,652 shares (10,000,000 pre-reverse split shares) of E-Band Media’s common stock from Dean Konstantine (“Controlled Shares”) and all outstanding warrants of E-Band Media from Muzeyyen Balaban, Bernieta Masters, and Linda Masters, representing warrants to purchase up to 347,826 shares (5,000,000 pre-reverse split shares) of our common stock (“Warrants”) for $250,000 and 100 shares of Series A Preferred Stock held by China Green shareholders. The Warrants were cancelled by the China Green shareholders pursuant to the Share Exchange Agreement. As part of the Exchange Agreement, the 19,220 shares of Series A Preferred Stock were converted to 19,220,000 post-reserve split shares of common stock. As a result of the Share Exchange Agreement, the China Green shareholders owned 96.3% of our issued and outstanding common stock on an as-converted common stock basis as of and immediately after the effectiveness of the Reverse Split as contemplated by the Share Exchange Agreement.

The consolidated financial statements have been prepared with the effect of the merger of China Green and E-Band Media, Inc. as a reverse acquisition of assets and a recapitalization in accordance with accounting principles generally accepted in the United States. For accounting purposes, China Green is considered to have acquired E-Band Media, Inc. in the merger and E-Band Media, Inc. does not meet the definition of a business in accordance with ASC Topic 805-10, Business Combinations, because E-Band Media, Inc. had no assets or liabilities at the time of closing of the merger. Consequently, no goodwill or other intangibles were recorded as part of acquisition accounting and the cost of the merger is measured at net assets acquired. Stockholders’ equity and earnings per share of the Company was retroactively restated as if the merger had taken place as of January 1, 2011. The impact to stockholders’ equity and earnings per share for the period January 1, 2011 through February, 2011 was not significant.

History of E-Band Media, Inc.

E-bank Media was organized under the laws of the State of Delaware on April 29, 2010 as part of the implementation of the Chapter 11 plan of reorganization of AP Corporate Services, Inc. (“AP”). AP was incorporated in the State of Nevada in 1997 and was formed to provide a variety of services to small, entrepreneurial businesses. These services included business planning, market research, accounting advice, incorporation, and resident agent services. Between 1997 and 1999, AP’s business focus changed. In addition to providing business services, AP began to own and develop businesses related to the medical professions. In 1999, AP organized E-BandMedia.com with the intent of offering live “chat” consultations via the internet with nurses and physicians. A website was developed but it was unable to generate significant revenues and the site was terminated prior to AP’s bankruptcy filing in 2008.

AP filed for Chapter 11 Bankruptcy in September 2008 in the US Bankruptcy Court for the Central District of California. AP’s plan of reorganization was confirmed by the Court on December 24, 2009 and became effective on January 4, 2009. This plan of reorganization provided, among other things, for the incorporation of E-Band Media and the distribution of 1,085,000 shares in it to AP’s bankruptcy creditors. The shares were distributed pursuant to section 1145 of the US Bankruptcy Code. The plan also provided for the transfer to E-Band Media of any interest which AP and/or E-Band Media.com had in the development of a medical “chat” website.

Annec Green Refractories Corporation and Subsidiaries
 Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

On April 18, 2011, E-Band Media changed its name to Annec Green Refractories Corporation.

History of China Green Refractories Limited

China Green and its wholly-owned subsidiary Alex Industrial Investment Limited (“Alex Industrial”) were created for the sole purpose of conducting a reverse merger transaction with a US public shell company. China Green was incorporated in the British Virgin Islands as a BVI Business Company on March 12, 2010. Under China Green’s Memorandum of Association, it is authorized to issue up to 50,000 shares of one class of stock with a par value of $1.00. Prior to the Share Exchange, there were 102 shares of China Green stock, which were held by five shareholders. Each share was purchased for $1.00.

Alex Industrial was incorporated in Hong Kong on April 1, 2010 by China Green to acquire Zhengzhou Annec Industrial Co., Ltd. (“Zhengzhou Annec”) and Zhengzhou Annec’s subsidiary Annec (Beijing) Engineering Technology Co., Ltd. (Beijing Annec). Under Alex Industrial’s Memorandum of Association, the capital of Alex Industrial is divided into 10,000 shares at $1.00 each. On March 26, 2010, China Green purchased 100 founder shares for $100. On January 14, 2011, China Green purchased all of the outstanding shares of Zhengzhou Annec for $2,980,998. As a result of this transaction, the controlling equity holders of Zhengzhou Annec continued to hold 98% of the outstanding equity of Zhengzhou Annec through their direct or beneficial ownership of China Green. Accordingly, this transaction was accounted for as an exchange among related parties and all assets and liabilities were transferred at their net book value.

Zhengzhou Annec was established in 2003, a Company Limited, registered in Xinmi City Henan province in the People’s Republic of China (“PRC” or “China”) with initial registered capital of $730,000. On October 8, 2003, the shareholders of Zhengzhou Annec reached a resolution to increase the registered capital of Zhengzhou Annec from $730,000 to $3.0 million. On January 14, 2011, Zhengzhou Annec became the wholly owned subsidiary of Alex Industrial and, accordingly, became a wholly-foreign owned enterprise (“WFOE”) under Chinese law.

Beijing Annec was established in January 2008 in Xuanwu district Beijing as a Company Limited, registered in Beijing, PRC, with $900,000 as its initial registered capital. In 2010, Beijing Annec’s registered capital was increased $2.8 million. 100% of Beijing Annec’s equity is owned or controlled through assignment by Fuchao Li. On January 16, 2011, Beijing Annec entered into a contractual agreement, or the VIE agreement, with Zhengzhou Annec. The VIE Agreement includes the following arrangements:

(1)
Exclusive Business Cooperation Agreement, as amended (“Cooperation Agreement”), where Zhengzhou Annec, in general, becomes Beijing Annec’s exclusive service provider to provide Beijing Annec with business support and technical and consulting services in exchange for annual service fee equal to Beijing Annec’s net income for such year, which amount is payable upon request of Zhengzhou Annec;

Annec Green Refractories Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

(2)
Equity Interest Pledge Agreement (“Pledge Agreement”) under which Fuchao Li the 100% owner of all of the equity interest in Beijing Annec, has pledged all of his equity interest in Beijing Annec to Zhengzhou Annec as a guarantee of Beijing Annec’s performance of its obligations under the Cooperation Agreement;

(3)
Exclusive Option Agreement (“Option Agreement”) under which Fuchao Li grants Zhengzhou Annec an irrevocable right and option to acquire any and all of Mr. Li’s equity interest in Beijing Annec, as and when permitted by PRC laws, for an exercise price equal to the actual capital contributions paid in the registered capital of Beijing Annec by Mr. Li unless an appraisal is required by applicable PRC laws; and

(4)
POA under which Mr. Li grants Zhengzhou Annec the right to (i) attend shareholders meetings of Beijing Annec, (ii) exercise all of Mr. Li shareholder’s rights and shareholder’s voting rights in Beijing Annec, including, but not limited to the sale or transfer or pledge or disposition of his stock in whole or in part, and (iii) designate and appoint on Mr. Li’s behalf the legal representative, the executive director and/or director, supervisor, the chief executive officer and other senior management of Beijing Annec.

As a result of the foregoing structure, we control 100% of Beijing Annec. In addition to the VIE agreement, 96.3% of the equity ownership, as of December 31, 2013, of Beijing Annec is controlled by shareholders nominated by Zhengzhou Annec and Mr. Li. The remaining 3.7% of the equity is owned by Mr. Li. Thus, Beijing Annec is treated as a 100% owned subsidiary for accounting purposes.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). The consolidated financial statements include the balances and results of Zhengzhou Annec and Beijing Annec (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Annec Green Refractories Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. Significant estimates and assumptions are used for, but not limited to: (1) allowance for doubtful accounts, (2) economic lives of property, plant, and equipment, (3) asset impairments, (4) percentage of completion on construction projects, and (5) contingency reserves. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on our operating results.

Cash

Cash consists primarily of cash on hand or cash deposits in banks that are available for withdrawal without restriction.

Restricted Cash

Restricted cash represents cash that is held by the banks as collateral for bank notes payable (see Note 9).

Bank Notes Receivable

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

Annec Green Refractories Corporation and Subsidiaries
 Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

Concentration of Credit and Other Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, restricted cash, bank notes receivable, accounts receivable and other receivables. The Company holds all of its bank deposits with banks in China. In China, there is no equivalent federal deposit insurance as in the United States; as such, these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through December 31, 2013. In an effort to mitigate any potential risk, the Company periodically evaluates the credit quality of the financial institutions which hold the bank deposits and the Company holds its cash in multiple banks supported by the local and Central Government of the PRC.

The Company does not require collateral or other security to support the trade receivables. The Company is exposed to credit risk in the event of nonpayment by customers to the extent of amounts recorded on the balance sheet. One customer (A) accounted for 23% and 21% of our trade receivables balance as of December 31, 2013and 2012, respectively. An additional customer (B) accounted for 13% and 19% of our trade receivables balance as of December 31, 2013 and 2012, respectively.

One customer (C) individually accounted for 24% of our revenue for the year ended December 31, 2013, and one customer (A) individually accounted for 19% of our revenue for the year ended December 31, 2012.

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economical, and legal environment in the PRC. The Chinese Government controls its foreign currency reserves through restrictions on imports and conversion of Renminbi (RMB) into foreign currency. Between January 2008 and December 2013, the exchange rate between RMB and U. S. Dollars (“USD”) has fluctuated from USD $1.00 to RMB 7.3141 and USD $1.00 to RMB 6.1104, respectively. There can be no assurance that the exchange rate will remain stable. The Renminbi could appreciate or depreciate against the USD The Company’s financial condition and results of operations may also be affected by changes in the value of certain currencies other than the RMB in which its earnings and obligations are denominated.

Annec Green Refractories Corporation and Subsidiaries
 Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

The Company capitalizes interest attributable to capital construction projects, if material, in accordance with Accounting Standards Codification (“ASC”) Subtopic 835-20, “Capitalization of Interest”, which defines that interest shall be capitalized for assets that are constructed or otherwise produced for an entity’s own use, including assets constructed or produced for the entity by others for which deposits or progress payments have been made.

Occasionally the Company will settle outstanding accounts receivable and accounts payable balances through non-monetary exchanges such as receiving or signing over the title to vehicles. The Company accounts for these transactions in accordance with ASC 845, “Nonmonetary Transactions”. The Company records a gain or loss on the disposal/transfer of the vehicles to the extent that the fair value of the receivable or payable balance differs from the book value of the vehicles.

Annec Green Refractories Corporation and Subsidiaries
 Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company, including long-term investments, are reviewed for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be recoverable (carrying amount exceeds the gross, undiscounted cash flows from use and disposition), then an impairment loss is recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s or asset group’s fair value. Through December 31, 2013, there was no impairment of the Company’s long-lived assets.

Fair Value of Financial Instruments

Fair Value Measurements and Disclosures (ASC 820-10) include a (“FV”) hierarchy that is intended to increase the consistency and comparability in FV measurements and related disclosures. The FV hierarchy is based on inputs to valuation techniques that are used to measure FV that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing an asset or liability based upon their own market assumptions. The FV hierarchy consists of the following three levels:

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

Level 3 –instrument valuations are obtained without observable market values and require a high-level of judgment to determine the FV.

Annec Green Refractories Corporation and Subsidiaries
 Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The Company’s financial instruments consist mainly of cash, restricted cash, bank notes receivable, other receivables, and debt obligations. Other receivables are reflected in the accompanying financial statements at historical cost, which approximates FV due to the short-term nature of these instruments. Based on the borrowing rates currently available to the Company for loans and similar terms and average maturities, the FV of debt obligations also approximates their carrying value due to the short-term nature of the instruments. While the Company believes its valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the FVof certain financial instruments could result in a different estimate of FV at the reporting date.

The Company had no assets or liabilities measured at FV and subject to the disclosure requirements based on the FV hierarchy.

Government Assistance

The Company is currently the beneficiary of certain government incentive for transfer of certain land use right and government grants that are generally intended to be used towards capital technology improvement with the end goal of increased production and energy efficiency. These grants are recorded as deferred income in the liabilities section of the balance sheet when cash is received and are accreted into non-operating income over the life of the asset, to the extent that the grant is related to an asset. For grants not related to any assets in certain cases, the Company records non-operating income when earned. The government grant income included in other income was $676,767 and $311,154 for 2013 and 2012, respectively.

Foreign Currency Translation

The accompanying financial statements are presented in USD. We use the USD as our reporting currency, primarily because our shares were previously quoted on the OTCBB and currently quoted on the OTCQB in the US. The functional currency of our Company is the RMB, the official currency of the PRC. Capital accounts of the financial statements are translated into USD from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rates for 2013 and 2012. Items in the Company’s consolidated statements of cash flows are translated using a weighted average exchange rate, which approximates the exchange rate in effect at the time of the cash flows. For all periods reported, there were no transactions outside the PRC; thus, all of our transactions are in RMB, our functional currency. Currency translation adjustments from translation to USD for financial reporting purposes are recorded in other comprehensive income (loss) as a component of equity.

Annec Green Refractories Corporation and Subsidiaries
 Notes to Consolidated Financial Statements
December 31, 2013 and 2012

A summary of the conversion rates for the periods presented is as follows:

	December 31,
	2013	2012

Year end RMB: USD exchange rate	6.1104	6.3011
Average RMB: USD exchange rate	6.1905	6.3034

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
 Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

During 2013, Zhengzhou Annec began entering into certain short-term contracts to build blast furnaces and hot blast stoves. These contracts have an average duration of approximately three to six months and do not exceed a period of one year. Zhenghzhou Annec recognizes revenue on these contracts based on the same basis as Beijing Annec.

Sales Returns Allowance

We estimate future product returns related to current period product revenue. We analyze historical returns, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance. Significant management judgment and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Based on our analysis, we did not record any allowance for sales returns as of December 31, 2013 and 2012. There were no significant sales returns.

Shipping and Handling Costs

Shipping and handling costs billed to customers are recorded in revenues. Shipping and handling expense included in selling expenses were $2,571,443 and $3,421,467 for 2013 and 2012, respectively.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes (ASC 740). ASC 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized. There were no significant deferred tax assets or liabilities as of December 31, 2013 and 2012.

Annec Green Refractories Corporation and Subsidiaries
 Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The Interpretation provisions of ASC 740, “Income Taxes”, on January 1, 2009, accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in our financial statements. The Interpretation also provides guidance for the measurement and classification of tax positions, interest and penalties, and requires additional disclosure on an annual basis. The ongoing recognition of changes in measurement of uncertain tax positions will be reflected as a component of income tax expense. Interest and penalties incurred associated with unresolved income tax positions are included in other income (expense).

Earnings per share

Basis and diluted net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period. There are no warrants, options, or other common stock equivalents outstanding.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. Some of the accounting standards issued are effective after the end of the Company’s previous fiscal years, and therefore may be applicable to the Company. Management has not identified any standards that it believes will have a significant impact on the Company’s consolidated financial statements.

3.	Accounts Receivable, net

The components of the Company’s amounts receivable are as follows:

	December 31,
	2013	2012
Amounts billed	$32,798,824	$33,100,813
Provision for bad debt	(2,074,919)	(1,481,307)
Amounts unbilled	5,708,427	10,594,598
Total	$36,432,332	$42,214,102

Annec Green Refractories Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31 2013 and 2012

4.	Retentions Receivable, net

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

The following table shows the components of retentions receivable from long-term contracts:

	December 31, 2013		December 31, 2012
	Current	Long-term	Current	Long-term
Chinese government or province owned customers:
Amounts billed and due	$1,025,085	$1,868,211	$585,832	$342,871
Amounts billed and not due	3,197,211	734,021	7,218,256	1,098,770
	4,222,296	2,602,232	7,804,088	1,441,641
Commercial customers:
Amount billed and due	1,446,511	1,235,410	512,115	319,021
Amount billed and not due	4,254,919	356,754	4,921,270	734,956
	5,701,430	1,601,164	5,433,385	1,053,977
Total	$9,923,726	$4,203,396	$13,237,473	$2,495,618

The balances billed but not due by customers pursuant to retainage provisions in contracts will generally be due one to two years after the blast furnaces or hot air stoves are placed in service by the customers.

5.	Advances to suppliers

The components of the Company’s advances to suppliers are as follows:

	December 31,	December 31,
	2013	2012
KuanCheng Ruifeng Construction Engineering Group Co., LTD	$423,868	$411,039
Oriental Luyuan Energy Conservation and Environmental Protection Engineering Co., LTD	654,622	372,951
TangshanRich District XinYi Steel Structure Building Engineering Co., LTD	1,571,092	1,523,544
Other Small Suppliers	2,287,910	5,306,045
Total	$4,937,492	$7,613,579

Advances to suppliers represent prepayment to vendors for the purchases of inventory.

6.	Other Receivables

The components of the Company’s other receivables are as follows:

	December 31,
	2013	2012

Other receivables–individuals and employees	$878,379	$1,214,957
Other receivables–companies	893,548	678,423
Security deposits	5,754,059	1,112,043
Total other receivables	$7,525,986	$3,005,423

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

7.	Inventories, net

The components of the Company’s inventories are as follows:

	December 31,
	2013	2012

Raw materials	$3,373,620	$3,839,230
Work in process	2,551,042	191,781
Finished goods	22,372,610	23,710,610
Inventories impairment	(1,852,408)	(2,186,087)
Total inventories	$26,444,864	$25,555,534

Annec Green Refractories Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

8.	Related-Party Receivables

The components of the Company’s related party receivables are as follows:

	December 31,
	2013	2012
Jiantao Li	$231,145	$-
Henan Annec Industrial Co. Ltd.	80,897	-
	$312,042	$-

Henan Annec Industrial Co. Ltd is a related party of the Company. There were no transactions during 2013 in this company. The Company paid Henan Annec’s taxes in 2013 resulting in the receivable. In 2013, the Company lent $231,145 to Mr. Jiantao Li for daily business.

9.	Plant and Equipment, net

The components of the Company’s plant and equipment are as follows:

	December 31,
	2013	2012

Plants and buildings	$16,100,888	$15,180,863
Machinery and equipment	5,250,258	4,703,072
Vehicle	2,352,731	2,321,267
Others	510,031	541,106
	24,213,908	22,746,308
Less accumulated depreciation	(7,601,290)	(6,240,887)
Total plant and equipment, net	$16,612,618	$16,505,421

Depreciation expense for plant and equipment was $1,657,747 and $1,735,347 for 2013 and 2012, respectively. The Company recorded a loss on sale of property and equipment of $112,298 and $13,214 for the years ended December 31, 2013 and 2012, respectively.

Annec Green Refractories Corporation and Subsidiaries
 Notes to Consolidated Financial Statements
December 31, 2013 and 2012

10.	Land Use Rights, net

The components of the Company’s land use rights are as follows:

	Estimated
	Remaining Life	December 31,
		2013	2012

Land use rights	45.90 years	$2,527,694	$2,399,645
Less accumulated amortization		(232,705)	(140,849)
Total land use rights, net		$2,294,989	$2,258,796

Amortization expense related to land use rights was $48,163 and $46,489 for 2013 and 2012, respectively. The difference between the amortization expense and accumulated amortization is due to exchange rate differences, as we translate expense using an average exchange rate for the fiscal year and translate the accumulated amortization using the fiscal year end exchange rate.

Amortization of land use rights attributable to future periods , as of December 31, 2013, is as follows:

Period ending December 31
2014	$49,698
2015	49,698
2016	49,698
2017	49,698
2018	49,698
Thereafter	2,046,499
$2,294,989

11.	Short-Term Loans

The components of the Company’s short-term loans are as follows:

Lender	Secured	Starting	Maturity/Exp	Interest rates	Outstanding as of December 31, 2013	Outstanding as of December 31, 2012
Agricultural credit union	Third parties	2013.01.17	2014.01.16	9.72%	$1,636,554	$1,587,025
Agricultural credit union	Machinery and equipment	2013.08.30	2014.08.30	10.26%	1,472,899	1,428,322
Shanghai Pudong Development Bank	Office building and Land	2013.09.27	2014.09.26	6.00%	3,273,108	3,174,049
Shanghai Pudong Development Bank	Office building and Land	2013.10.24	2014.10.24	6.00%	1,636,554	1,587,025
China Citic Bank	Third parties	2013.06.26	2014.06.26	6.94%	1,636,554	1,587,025
China Citic Bank	Fuchao Li	2013.10.26	2014.10.23	7.22%	818,277	793,511
LuoYang Bank	Third parties	2013.10.16	2014.04.15	7.20%	3,273,108	3,174,048
LuoYang Bank	Deposit	2013.10.16	2014.04.15	6.00%	3,076,722	2,983,605
China Guangfa bank	Third parties	2013.09.30	2014.09.30	7.20%	1,636,554	1,587,025
China Merchants Bank	Third parties	2013.09.26	2014.09.26	7.20%	1,636,554	1,587,025
Zhengzhou Bank	Third parties	2013.01.31	2014.01.31	7.20%	4,909,662	-
Shanghai Pudong Development Bank	Office building	2010.12.13	2015.12.13	7.15%	320,765	311,057
Shanghai Pudong Development Bank	Beijing Annec			6.60%	-	1,587,025
Shanghai Pudong Development Bank	Deposit			5.28%	-	2,650,331
					$25,327,311	$24,037,073

Annec Green Refractories Corporation and Subsidiaries
 Notes to Consolidated Financial Statements
December 31, 2013 and 2012

12.	Bank Note Payable

Bank notes payable represent bank notes paid to the Company’s vendors for purchase of inventory. At December 31, 2013, the Company had bank notes payable with two different banks with maturity dates of nine months. All are noninterest-bearing notes. The notes payable require cash to be held in reserve of 100% of the total outstanding notes payable balance. Cash held by the bank as collateral is included in restricted cash.

13.	Advances from Customers

The Company’s customer deposits consists of amounts payable to various customers for deposits and prepayments received for products to be delivered or services to be performed.

14.	Other payables

The components of other payables are as follows:

	December 31,	December 31,
	2013	2012
Unpaid operating expenses	$641,448	$373,127
Hiring deposits and Unreimbursed expenses payable to employees	2,197,817	1,625,738

Loans payable to others	5,238,610	1,583,753
Total	$8,077,875	$3,582,618

The loans payable to others are interest free loans from non-executive employees. Such loans are payable on demand and are not collateralized.

15.	Deferred income

Deferred income refers to revenue or income not yet recognized. The components of the Company’s deferred income are as follows:

	December 31,	December 31,
	2013	2012

Government incentive for land use rights	$1,694,884	$1,679,191
Government incentive for energy savings and emission reduction	870,974	985,383
Government allowance	57,761	112,025
Total	$2,623,619	$2,776,599

16.	Long-Term Loan

The long-term loan due on December 13, 2015, bears interest at 7.15%, and is secured by one of the Company’s office buildings.

Annec Green Refractories Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

17.	Related Party Payables

At December 31, 2013 and 2012, the Company had loans payable to the Chairman (Fuchao Li), and a minority shareholder (Yinling Fan) of the Company. The Company and these parties have not signed notes, there are no specific due dates, and no interest is paid on the loans. Money is transferred between these parties and the Company mainly for cash flow purposes. The amounts loaned to the Company are short-term in nature. The following amounts were payable to these parties as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Jing Xu	7,444	-
Hongzhe Zhang	22,436	-
Fuchao Li	$4,615,083	$214,150
Yinling Fan	166,929	193,617
	$4,811,892	$407,767

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

Annec Green Refractories Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

18.	Income Taxes

The Company is subject to applicable local tax statutes and is governed by the Income Tax Law of the PRC and local income tax laws (the “PRC Income Tax Law”).

Zhengzhou Annec qualified as a hi-tech corporation and was accorded certain tax incentives for said designation. Accordingly, Zhengzhou Annec maintained tax at 15% for 2013 and 2012, and expects that thereafter will become subject to a rate of 25% unless Zhengzhou Annec applies for and receives a further tax holiday for the succeeding five years. The tax savings due to this tax holiday is $0 (or $0 per share of common stock) and $711,140 (or $0.04 per share of common stock) for 2013 and 2012, respectively.

Beijing Annec is subject to taxes at 25%.

Per PRC Enterprise Income Tax (EIT), assessments shall be completed before the end of May every year. Based on PRC regulations, the tax authority conducts reviews of the EIT returns once a year. Based on PRC tax regulations, the tax authority has rights to review for underpaid or unpaid taxes for a period of three years. If an amount of underpaid or unpaid taxes exceeds RMB 100,000（$16,200), the tax authority has rights to review for five years. If any tax evasion is involved, there is no time limitation for review.

Annec Green Refractories Corporation is incorporated in the state of Delaware, US and thus the Company is also subject to applicable US tax statutes effective for 2013 and 2012, respectively.

As of December 31, 2013 and 2012, the Company was not in any uncertain tax positions and thus has no accrued interest and penalties related to those matters.

The Company has made no provision for US income taxes on undistributed earnings of certain foreign subsidiaries because it is the Company's intention to permanently reinvest such earnings in its foreign subsidiaries. If such earnings were distributed, the Company would be subject to additional US income tax expense. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

Income (loss) before provision of income taxes:

	Year Ended December 31,
	2013	2012

US operations	$-	$-
China operations	(6,833,543)	6,115,945
Total	$(6,833,543)	$6,115,945

Annec Green Refractories Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The provision for income taxes includes:

	Year Ended December 31
	2013	2012
Current
US	$-	$-
China	31,867	1,080,801
Total current	31,867	1,080,801

Deferred
US	-	-
China	-	-
Total deferred	-	-
Total provision for income taxes	$31,867	$1,080,801

The following is a reconciliation of the provision for income tax at the PRC tax rate to the income tax reflected in the Consolidated Statement of Operations and Comprehensive Income (Loss):

	2013		2012

Tax expense (credit) at statutory rate - US	(35.0	) %	35.0%
Rate differential between US and PRC	10.0%		(10.0	) %
Foreign income tax rate – PRC	(25.0	) %	25.0%
Effect of favorable tax rate	10.0%		(10.0	) %
Other	14.5%		2.7%
	(0.5	) %	17.7%

Annec Green Refractories Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

19.	Statutory Reserves

In accordance with the relevant laws and regulations of the PRC, the Company’s PRC subsidiaries are required to allocate at least 10% of their after tax profits to a statutory surplus reserve until the reserve balances reach 50% of their respective registered capital. The reserve may be used to offset accumulated losses or to increase the registered capital, subject to approval from the PRC authorities, and are not available for dividend distribution to equity owners. As of December 31, 2013, the Company had fulfilled the 50% statutory reserve contribution requirement; therefore, no further transfers are required.

20.	Commitments and Contingencies

Third Party Guarantees

In 2013 and 2012, the Company had agreements with third-party entities in which the Company has guaranteed certain debt of these entities, and these entities have guaranteed certain debt of the Company. These entities are not related parties of the Company. As of December 31, 2013, the Company was a debt guarantor to five third-party entities (three third-party entities as of December 31, 2012).  The maximum guaranteed amount is $25,530,244 as of December 31, 2013. The total guaranteed outstanding borrowings by these parties are $25,202,933 as of December 31, 2013. All but one of the guarantee agreements are for debt with maturities of one year or less, and mature through December 2013. One of the guarantee agreements is for debt of $3,273,108 as of December 31, 2013, and matures in March 2014. The agreements were renewed on their respective maturity dates.

These same parties disclosed above also act as debt guarantors on certain of the Company’s debt with a maximum guaranteed amount of $28,312,385 as of December 31, 2013. As of December 31, 2013, the Company’s loans guaranteed by these parties are $17,183,818. The Company has not historically incurred any losses due to such debt guarantees, and the Company has determined that the FV of the guarantees is not material.

Leases

The Company has non-cancelable operating lease agreements principally for its office and factory facilities. These leases have terms expiring in 2013 and April 2014, and are renewable subject to negotiation.

During 2010 the Company entered into operating lease agreements with several county governments of Xinmi City to lease three parcels of land where the Company’s factories are located. These lease terms are for 50 years through August 2059. The rent expense for the land is $54,562 per year.

Total rent expense for the leases mentioned above was $347,399 and $300,261 in 2013 and 2012, respectively. A summary of future minimum lease payments as of December 31, 2013 is presented below.

Minimum by Years
Year ending December 31,
2014	$194,488
2015	81,838
2016	54,562
2017	54,562
2018	54,562
Thereafter	2,214,340
$2,654,352

Annec Green Refractories Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

21.	Segment Reporting

The Company has two reportable segments: Zhengzhou Annec and Beijing Annec. These segments operate in different geographical areas of China and employ separate management and sales teams. The Zhengzhou Annec segment primarily manufactures and sells a variety of refractory bricks and kits of pre-assembled hot-air ovens. In 2011, Zhengzhou Annec began to enter into contracts to design and build furnaces and stoves. These projects are generally for a term of one year or less. The Beijing Annec segment designs and builds blast furnaces and hot-air stoves on a contract basis and uses subcontractors throughout the construction process. Beijing Annec’s contracts are generally for projects with a term of one year or longer. The Beijing Annec segment purchases substantially all of its bricks and related products from Zhengzhou Annec. In addition, Beijing Annec also sells a variety of machines and equipment which are required as part of the entire blast furnace and hot-air stove package. During fiscal year ended December 31, 2013, Beijing ANNEC did not generate any revenue. We purchase these machines and equipment from outside vendors and generally sell them at cost plus a small mark-up.

All revenues are related to end customers in China.

Information on reportable segments for the years ended December 31, 2013 and 2012is as follows:

	2013		2012
	External customers	Inter- segment	External customers	Inter- segment
Revenues:
Zhengzhou Annec	$40,019,798	$1,519,423	$76,747,244	$2,425,838
Beijing Annec	-	-	8,010,851	260,990
Total	40,019,798	1,519,423	84,758,095	2,686,828

Cost of revenues:
Zhengzhou Annec	26,414,998	2,033,479	48,279,271	260,990
Beijing Annec	-	-	4,879,051	2,425,838
Total	26,414,998	2,033,479	53,158,322	2,686,828

Operating expenses:
Zhengzhou Annec	15,263,750	-	20,553,407	-
Beijing Annec	1,121,200	-	1,416,523	-
Total	16,384,950		21,969,930	-
Income from operations	$(2,780,150)	$(514,056)	$9,629,843	$-

Annec Green Refractories Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

	2013	2012
Depreciation expenses:
Zhengzhou Annec	$1,657,747	$1,544,439
Beijing Annec	88,370	190,908
Total	$1,746,117	$1,735,347

Significant non-cash items:

	2013	2012
Provision for bad debts:
Zhengzhou Annec	$1,974,245	$2,187,994
Beijing Annec	908,609	196,142
Total identifiable assets	$2,882,854	$2,384,136

	2013	2012
Provision for obsolete inventory and spoilage:
Zhengzhou Annec	$1,648,951	$2,273,358
Beijing Annec		-
Total	$1,648,951	$2,273,358

	December 31,
Plant and equipment, net:	2013	2012
Zhengzhou Annec	$13,226,950	$13,336,054
Beijing Annec	3,385,668	3,169,367
Total	$16,612,618	$16,505,421