Form 10-Q
period 2014-03-31
Annec Green Refractories Corp
filed 2014-11-14
CIK 1501162

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐    No ☒

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

Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 17, 2014, there were 19,995,701 shares of the registrant’s common stock issued and outstanding.

ANNEC GREEN REFRACTORIES CORPORATION

FORM 10-Q INDEX

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States dollars and, unless the context otherwise requires, references to “we,” “us” and “our” refer to Annec Green Refractories Corporation and its consolidated subsidiaries and variable interest entity.

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

The forward-looking statements in this Quarterly Report are based upon management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. These forward-looking statements are based on our current plans and expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and our future financial condition and results.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report. See also “Risk Factors “contained in our Form 10-K filed on June 13, 2014.

ANNEC GREEN REFRACTORIES CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ANNEC GREEN REFRACTORIES CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets

Current assets:
Cash	$592,637	$164,484
Restricted cash	4,662,982	6,492,268
Bank notes receivable	1,323,499	193,558
Accounts receivable, net	22,647,607	36,432,332
Retentions receivable, net	5,569,999	9,923,726
Advances to suppliers	3,183,653	4,937,492
Other receivables	2,731,813	7,525,986
Related party Receivables	327,516	312,042
Inventories, net	19,638,425	26,444,864
Other current assets	51,242	129,362
Total current assets	60,729,373	92,556,114

Long-term retentions receivable, net	2,946,250	4,203,396
Deposits for capital expenditure	594,484	24,930
Plant and equipment, net	15,490,926	16,612,618
Land use rights, net	3,064,389	2,294,989
Other	-	8,256
Total assets	$82,825,422	$115,700,303

Liabilities and Stockholders' Equity

Current liabilities:
Short-term loans	$25,115,630	$25,327,311
Bank notes payable	811,438	2,454,831
Accounts payable and accrued expenses	15,916,998	19,528,729
Advances from customers	12,769,491	11,196,409
Salaries payable	632,227	799,555
Taxes payable	2,974,758	3,032,010
Related party payables	1,392,536	4,861,981
Other payables	5,885,145	8,077,875
Total current liabilities	65,498,223	75,278,701

Deferred income	2,542,283	2,623,619
Long-term payables	651,874	657,368
Long-term loan	238,563	320,765
Total liabilities	68,930,943	78,880,453

Commitments and Contingencies

Stockholders' equity:
Series A preferred stock, $0.0001 par value; 20,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 19,995,701 shares issued and outstanding	2,000	2,000
Additional paid-in capital	2,661,026	2,661,026
Statutory reserve	1,385,966	1,385,966
Retained earnings	6,724,482	29,513,353
Accumulated other comprehensive income	3,121,005	3,257,505
Total stockholders' equity	13,894,479	36,819,850
Total liabilities and stockholders' equity	$82,825,422	$115,700,303

The accompanying notes are an integral part of these consolidated financial statements.

ANNEC GREEN REFRACTORIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013

Revenues	$5,622,958	$3,619,415
Cost of revenues	2,858,269	2,294,112
Gross profit	2,764,689	1,325,303

Operating expenses:
Sales and marketing	1,412,388	1,103,256
General and administrative	23,192,156	1,572,347
Total operating expenses	24,604,544	2,675,603

Loss from operations	(21,839,855)	(1,350,300)

Other income (expense):
Interest income	119,168	129,418
Interest expense	(1,124,777)	(1,005,185)
Non-operating income	87,659	-
Non-operating expenditure	(34,727)	-
Other income, net	27,015	70,849
Total other expense	(925,662)	(804,918)

Loss before provision for income taxes	(22,765,517)	(2,155,218)
Provision for income taxes	23,354	6,418
Net loss	(22,788,871)	(2,161,636)

Other comprehensive income (loss):
Foreign currency translation adjustment	(136,500)	229,980
Comprehensive loss	(22,925,371)	$(1,931,656)

Net loss income per share-basic and dilutive	$(1.14)	$(0.11)

Shares used in computing net loss per share-basic and dilutive	19,995,701	19,995,701

The accompanying notes are an integral part of these consolidated financial statements.

ANNEC GREEN REFRACTORIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(22,788,871)	$(2,161,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash interest expense, discount on bank notes receivable	227,249	162,365
Depreciation and amortization	436,987	464,662
Provision for bad debts	12,744,457	-
(Gain) loss on sale of plant and equipment	(27,354)	(40,888)
Loss on inventory spoilage and waste	7,147,493	-
Change in assets and liabilities:
Restricted cash	1,788,463	(426,973)
Bank notes receivable	(1,367,375)	998,276
Accounts receivable, retentions receivable and long-term retentions receivable	6,372,217	9,665,625
Prepaid expenses and deposits	1,725,538	2,174,744
Other receivables	5,094,124	(1,056,707)
Inventories	(512,219)	(5,192,155)
Non-current assets within one year	77,623	-
Other current liabilities	88,537	-
Long-term payables	(80,123)	-
Bank notes payable	(1,635,163)	238,971
Accounts payable and accrued expenses	(2,208,424)	(5,973,479)
Advances from customers	1,679,278	556,806
Salaries payable	(161,862)	523,614
Taxes payable	(32,153)	(1,912,343)
Deferred income	(59,858)	(30,205)
Other payables	(10,071,549)	(237,923)
Deferred expenses	8,248	-
Net cash used in operating activities	(1,554,737)	(2,247,246)

Cash flows from investing activities:
Proceeds received from withdrawal of long-term investment	-	159,314
Purchase of plant and equipment	(628,508)	(539,320)
Purchase of land use rights	(809,103)	(89,809)
Proceeds from sale of plant and equipment	251,670	176,042
Net cash used in investing activities	(1,185,941)	(293,773)

Cash flows from financing activities:
Payment of other receivables	-	(4,779,429)
Proceeds from other payables	-	4,492,664
Proceeds from loans to related parties, employees, and other Individuals	(345,252)	-
Payment of loans to related parties, employees, and other individuals	3,273,029	(1,958,474)
Proceeds from short-term borrowings	6,540,650	6,372,572
Payment of short-term borrowings	(6,540,650)	(1,593,143)
Payment of long-term borrowings	-	(78,064)
Net cash provided by financing activities	2,927,777	2,456,126

Net increase (decrease) in cash	187,099	(84,893)

Effect of exchange rate changes	241,054	16,762

Cash at beginning of period	164,484	380,579

Cash at end of period	$592,637	$312,448

Noncash financing and investing activities:
Reduction of accounts payable through disposal of plant and equipment	$152,289	$220,294
Reduction of accounts receivable through addition of plant and equipment	$-	$135,417

Supplemental disclosure of cash flow information:
Interest paid	$894,970	$951,635
Income taxes paid	$23,354	$41,159

The accompanying notes are an integral part of these consolidated financial statements.

ANNEC GREEN REFRACTORIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Organization and description of business

Annec Green Refractory Corporation (“Annec”) was incorporated in the State of Delaware on April 29, 2010. Annec through its 100% owned subsidiaries and its variable interest entity (“VIE”) (collectively, and together with Annec hereinafter defined, the “Company”), designs, develops, produces, and markets refractory products. In addition, through the VIE, the Company provides integrated stove design, turnkey contracting, refractory production and sales.

Annec has a wholly-owned subsidiary in the British Virgin Islands, China Green Refractories Limited (“China Green”), which is a holding company with no operations. China Green has a wholly-owned subsidiary in Hong Kong, Alex Industrial Investment Limited (“Alex Industrial”) which owns Zhengzhou Annec Industrial Co., Ltd. (“Zhengzhou Annec”), a wholly foreign owned subsidiary in China. Zhengzhou Annec has contractual agreements with Annec (Beijing) Engineering Technology Co., Ltd. (“Beijing Annec”), an entity which is considered as a VIE.

2.	Basis of Presentation and Description of the Company

The accompanying consolidated financial statements of Annec Green Refractories Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In management’s opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included.

The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results for the year ending December 31, 2014 or any interim period. The accompanying consolidated financial statements include all wholly-owned subsidiaries and all subsidiaries over which the Company exercises control to direct activities significantly impacting financial performance. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the current period presentation.

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

ANNEC GREEN REFRACTORIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Beijing Annec’s primary business is to design and build blast furnaces and hot air stoves. Beijing Annec acts as a general contractor and has outside construction companies serve as sub-contractors. Beijing Annec also derives revenue from technology research and development, graphic design, production, engineering and technical consulting, and sales of building materials.

3.	Summary of Significant Accounting Policies

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

Concentration of Credit and Other Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, restricted cash, bank notes receivable, accounts receivable and other receivables. The Company holds all its bank deposits with banks in China. In China, there is no equivalent federal deposit insurance as in the United States; as such, these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through March 31, 2014. In an effort to mitigate any potential risk, the Company periodically evaluates the credit quality of the financial institutions which hold the bank deposits and the Company holds its cash in multiple banks supported by the local and Central Government of the PRC.

The Company does not require collateral or other security to support the trade receivables. The Company is exposed to credit risk in the event of nonpayment by customers to the extent of amounts recorded on the balance sheet. One customer accounted for 20% and 23% of the trade receivable balance as of March 31, 2014 and December 31, 2013, respectively. An additional customer accounted for 10% and 13% of the trade receivables balance as of March 31, 2014 and December 31, 2013, respectively.

Two customers individually accounted for 24%, and 23% of the total revenue in the quarter ended March 31, 2014 and three customers individually accounted for 24%, 19%, and 12% of the total revenue in the quarter ended March 31, 2013, respectively.

ANNEC GREEN REFRACTORIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environment in the PRC. The Chinese Government controls its foreign currency reserves through restrictions on imports and conversion of Renminbi (“RMB”) into foreign currency. In July 2005, the Chinese Government adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate.” During January 2008 to March 2014, the exchange rate between RMB and US Dollars (“USD” or “$”) has fluctuated from $1.00 to RMB7.3141 and $1.00 to RMB6.1619, respectively. There can be no assurance that the exchange rate will remain stable. The Renminbi could appreciate or depreciate against the US Dollar. The Company’s financial condition and results of operations may also be affected by changes in the value of certain currencies other than the Renminbi in which its earnings and obligations are denominated.

Going Concern

The Company had accumulated deficit of $6.72 million as of March 31, 2014 and incurred net loss of $22.79 million and $6.72 million for the three months ended March 31, 2014 and 2013, respectively. In addition, the Company had negative working capital of $4,768,850 as of March 31, 2014. These conditions raise a substantial doubt as to whether the Company may continue as a going concern. The Company is seeking to obtain additional financing from local banks in the PRC, however, there is no guarantee the Company will be able to obtain the additional required funds on a timely basis or that funds will be available on terms acceptable to the Company. The Company will also seek to improve its cash flows from operations by implementing cost control measures and reducing inventory purchases.

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

ANNEC GREEN REFRACTORIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Foreign Currency Translation

The accompanying financial statements are presented in USD. The functional currency of our Company is the RMB, the official currency of the PRC. Capital accounts of the financial statements are translated into USD from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rates for the quarter ended March 31, 2014 and 2013. Items in the Company’s consolidated statement of cash flows are translated using a weighted average exchange rate, which approximates the exchange rate in effect at the time of the cash flows. For all periods reported, there were no transactions outside the PRC; thus, all of our transactions are in RMB, our functional currency. Currency translation adjustments from translation to USD for financial reporting purposes are recorded in other comprehensive income (loss) as a component of equity.

A summary of the conversion rates for the periods presented is as follows:

	Three Months Ended
	March 31,		December 31,
	2014	2013	2013

Period end RMB: USD exchange rate	6.1619	6.2666	6.1104
Average RMB: USD exchange rate	6.1156	6.2769	6.1905

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

ANNEC GREEN REFRACTORIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Shipping and Handling Costs

Shipping and handling costs billed to customers are recorded net of the amount collected. Shipping and handling expense included in selling expenses amounted to $151,728 and $213,054 for the quarter ended March 31, 2014 and 2013.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. Some of the accounting standards issued are effective after the end of the Company’s previous fiscal years, and therefore may be applicable to the Company. Management has not identified any standards that it believes will have a significant impact on the Company’s consolidated financial statements.

4.	Accounts Receivable, net

The components of the Company’s net accounts receivable are as follows:

	March 31	December 31
	2014	2013
	(Unaudited)

Accounts receivable	$33,011,611	$38,507,251
Provision for bad debt	(10,364,004)	(2,074,919)
Accounts receivable, net	$22,647,607	$36,432,332

5.	Retentions Receivable, net and Long-term Retentions Receivable, net

The Company enters into sales contracts with customers that provide for a retention provision in that the customers can keep a portion of the payment, generally 10% of the contract price, until the stoves the Company built or supplied refractory materials for were proven to be of good quality. The retention period is usually one to two years from the day the stoves are placed into service.

ANNEC GREEN REFRACTORIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table shows the components of retentions receivable from long-term contracts as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	(Unaudited)
	Current	Long-term	Current	Long-term
Chinese government or province owned customers:
Amounts billed and due	$628,435	$321,292	$1,025,085	$1,868,211
Amounts billed and not due	1,839,238	1,287,814	3,197,211	734,021
	2,467,673	1,609,106	4,222,296	2,602,232
Commercial customers:
Amount billed and due	1,293,062	950,672	1,446,511	1,235,410
Amount billed and not due	1,809,264	386,472	4,254,919	365,754
	3,102,326	1,337,144	5,701,430	1,601,164
Total retentions receivable, net	$5,569,999	$2,946,250	$9,923,726	$4,203,396

6.	Advances to suppliers

The components of the Company’s advances to suppliers are as follows:

	March 31,	December 31,
	2014	2013
	(Unaudited)

KuanCheng Ruifeng Construction Engineering Group Co., LTD	$16,229	$423,868
Oriental Luyuan Energy Conservation and Environmental Protection Engineering Co., LTD	649,150	654,622
TangshanRich District XinYi Steel Structure Building Engineering Co., LTD	878,083	1,571,092
Other Small Suppliers	1,640,191	2,287,910
Total	$3,183,653	$4,937,492

ANNEC GREEN REFRACTORIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	Other Receivables

The components of the Company’s other receivables are as follows:

	March 31,	December 31,
	2014	2013
	(Unaudited)

Other receivables–individuals and employees	$1,816,434	$878,379
Other receivables–companies	465,989	893,548
Security deposits	449,390	5,754,059
Total other receivables	$2,731,813	$7,525,986

The security deposits relate to a loan made to an employee in connection with the Company’s loan from the Bank of Zhengzhou. See Note 17.

8.	Inventories, net

The components of the Company’s inventories are as follows:

	March 31,	December 31,
	2014	2013
	(Unaudited)

Raw materials	$3,032,721	$3,373,620
Work in process	1,995,605	2,551,042
Finished goods	21,703,886	22,372,610
Inventories impairment	(7,093,787)	(1,852,408)
Total inventories, net	$19,638,425	$26,444,864

ANNEC GREEN REFRACTORIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	Plant and Equipment, net

The components of the Company’s plant and equipment are as follows:

	March 31,	December 31,
	2014	2013
	(Unaudited)

Plants and buildings	$15,365,258	$16,100,888
Machinery and equipment	5,206,378	5,250,258
Vehicles	2,126,967	2,352,731
Others	504,786	510,031
	23,203,389	24,213,908
Less accumulated depreciation	(7,712,463)	(7,601,290)
Total plant and equipment, net	15,490,926	$16,612,618

Depreciation was $422,435 and $452,941 for the three months ended March 31, 2014 and 2013, respectively. The Company recorded a loss on sale of property and equipment of $27,354 and $40,888 for the three months ended March 31, 2014 and 2013, respectively.

10.	Land Use Rights, net

The components of the Company’s land use rights are as follows:

	Estimated Remaining	March 31,	December 31,
	Life	2014	2013
		(Unaudited)

Land use rights	45.60 years	$3,309,592	$2,527,694
Less accumulated amortization		(245,203)	(232,705)
Total land use rights, net		$3,064,389	$2,294,989

Amortization was $14,552 and $11,721 for the three months ended March 31, 2014 and 2013, respectively. The difference between the amortization expense and accumulated amortization is due to exchange rate fluctuations.

ANNEC GREEN REFRACTORIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Amortization of land use rights attributable to future periods is as follows:

12 months ending March 31,
2015	$67,202
2016	67,202
2017	67,202
2018	67,202
Thereafter	2,795,581
$3,064,389

ANNEC GREEN REFRACTORIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	Short-Term Loans

The components of the Company’s short-term loans are as follows:

Lender	Secured by	Starting	Maturity/ Expiration Date	Interest Rates	Outstanding as of March 31, 2014 (Unaudited)	Outstanding as of December 31, 2013
Agricultural credit union	Third parties	2014.01.23	2014.01.18	9.72%	$1,622,876	$1,636,554
Agricultural credit union	Machinery and equipment	2013.08.30	2014.08.19	10.26%	1,460,588	1,472,899
Shanghai Pudong Development Bank	Office building and land use rights	2013.09.27	2014.09.26	6.00%	3,245,752	3,273,108
Shanghai Pudong Development Bank	Office building and land use rights	2013.10.24	2014.10.09	6.00%	1,622,876	1,636,554
China Citic Bank	Third parties	2013.06.26	2014.06.26	6.94%	1,622,876	1,636,554
China Citic Bank	Fuchao Li	2013.10.26	2014.10.23	7.22%	811,438	818,277
LuoYang Bank	Third parties	2013.10.16	2014.04.15	7.20%	3,245,752	3,273,108
LuoYang Bank	Deposit	2013.11.25	2014.11.25	6.00%	3,051,007	3,076,722
China Guangfa bank	Third parties	2013.09.30	2014.09.30	7.20%	1,622,876	1,636,554
China Merchants Bank	Third parties	2013.09.26	2014.09.26	7.20%	1,622,876	1,636,554
Zhengzhou Bank	Third parties	2014.02.08	2015.02.08	7.20%	4,868,628	4,909,662
Shanghai Pudong Development Bank	Office building	2010.12.13	2015.12.13	7.15%	318,085	320,765

					$25,115,630	$25,327,311

ANNEC GREEN REFRACTORIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	Bank Notes Payable

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

14.	Other payables

The components of other payables are as follows:

	March 31,	December 31,
	2014	2013
	(Unaudited)

Unpaid operating expenses	$1,304,930	$641,448
Hiring deposits and Unreimbursed expenses payable to employees	1,578,563	2,197,817
Loans payable to others	3,001,652	5,238,610
Total	$5,885,145	$8,077,875

The loans payable to others are interest free loans from non-executive employees. Such loans are payable on demand and are not collateralized.

15.	Deferred income

Deferred income refers to revenue or income not yet recognized. The components of the Company’s deferred income are as follows:

	March 31,	December 31,
	2014	2013
	(Unaudited)

Government incentive for land use rights	$1,671,617	$1,694,884
Government incentive for energy savings and emission reduction	827,707	870,974
Government allowance	42,959	57,761
Total	$2,542,283	$2,623,619
15

ANNEC GREEN REFRACTORIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16.	Long-Term Loan

The long-term loan due on December 13, 2015, bears interest at 7.15%, and is secured by one of the Company’s office buildings.

17.	Related Party Transactions

At March 31, 2014 and December 31, 2013, the Company had loans payable to the chairman (Fuchao Li), and a minority shareholder (Yin ling Fan) of the Company. The Company and these parties have not signed notes, there are no specific due dates, and no interest is paid on the loans. Money is transferred between these parties and the Company mainly for cash flow purposes. The amounts loaned and borrowed are short-term in nature and the balances at both year-periods are considered at the fair market value of the amounts owed. The following amounts were payable to the owners as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
	(Unaudited)

Jing Xu	$-	$7,444
Hongzhe Zhang	-	22,436
Fuchao Li	33,583	4,615,083
Yinling Fan	160,665	166,929
	$194,248	$4,811,892

In February 2013, the Company borrowed $4,868,628 (RMB30 million) from the Bank of Zhengzhou. Similar to other short-term bank loans of the Company, this loan was guaranteed by an unrelated third party (this loan amount is included in the loans guaranteed by third parties in Note 19).

As a condition to grant the aforementioned loan to the Company, the Bank of Zhengzhou requested that the chairman of the Company also borrow funds from the bank in a separate transaction and that such borrowings shall be collateralized by a cash security deposit to be held in the Bank of Zhengzhou. In order to provide the cash security deposit required by the chairman’s loan from the Bank of Zhengzhou, the Company loaned an employee $4,868,628 (RMB 30 million) and the employee established the cash security deposit with the Bank of Zhengzhou, with an interest rate at 3.3% for one year. This receivable is classified as a component of “Other Receivables – individuals and employees”. The Company’s chairman borrowed $4,576,510 (RMB 28.2 million) from the Bank of Zhengzhou under a one year loan agreement with interest at 5.4% and then loaned this amount to the Company. This loan from the chairman of the Company is included in “Other payable” on the balance sheet. The Company, the chairman and the employee have agreed that: (1) the Company has the rights to the cash security deposit made by the employee and any interest earned on such deposit (upon the Company receiving the security deposit from the Bank of Zhengzhou, all obligations of the employee to the Company shall be discharged), and (2) the Company is obligated to repay the $4,576,510 (RMB 28.2 million) loan and interest expense on behalf of the chairman to the Bank of Zhengzhou. Upon repayment of the chairman’s loan to the Bank of Zhengzhou, all of the Company’s obligations to the chairman shall be discharged. In March of 2014, the cash security deposit matured and the Bank of Zhengzhou repaid the deposit back to the employee who, per the prior arrangement, assigned the proceeds to the Company. Using the proceeds, the Company repaid the loan from chairman which the chairman in turn repaid his loan from the Bank of Zhengzhou to conclude this transaction. The Company received all interests related to this series of transactions.

ANNEC GREEN REFRACTORIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

18.	Income Taxes

The Company is subject to applicable local tax statutes and is governed by the Income Tax Law of the PRC and local income tax laws (the “PRC Income Tax Law”).

Zhengzhou Annec qualified as a hi-tech corporation and was accorded certain tax incentives for said designation. Accordingly, Zhengzhou Annec was subject to tax at a statutory rate of 15% for the three months ended March 31, 2014 and for the year ended December 31, 2013. Zhengzhou Annec expects that after October 28, 2014 it will become subject to a rate of 25% unless Zhengzhou Annec applies for and receives a further tax holiday for the succeeding five years. The tax savings due to this tax holiday is approximately $0 and $0 for the three month ended March 31, 2014 and 2013, respectively. The high-tech enterprises certificate is valid until October 2014. Zhengzhou Annec has already applied for a new high-tech enterprise certificate which the revenue bureau has reviewed and approved. Once the current certificate expires, Zhengzhou Annec will receive the new certificate, and the statutory rate will be reduced to 15%.

Beijing Annec is subject to taxes at a statutory rate of 25%.

19.	Commitments and Contingencies

Third Party Guarantees

During the three months ended March 31, 2014 and the year ended December 31, 2013, the Company had agreements with unrelated third-party entities in which the Company has guaranteed certain debt of these entities, and these entities have guaranteed certain debt of the Company. As of March 31, 2014 and December 31, 2013, the Company was a debt guarantor to three third-party entities. The maximum guaranteed amount is $27,751,181 as of March 31, 2014. The total guaranteed outstanding borrowings by these parties were $23,369,415 as of March 31, 2014. From April 16, 2014 to February 8, 2015, Zhengzhou Annec paid and will continue to pay the debt guaranteed by the third parties of $17,040,199.

These same parties disclosed above also act as debt guarantors on certain of the Company’s debt with a maximum guaranteed amount of $26,452,880 as of March 31, 2014. The Company’s loans guaranteed by these parties are $17,040,199 as of March 31, 2014. The Company has not historically incurred any losses due to such debt guarantees, and the Company has determined that the impact of these guarantees to the Company is not material.

ANNEC GREEN REFRACTORIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Total rent expense for the leases as mentioned above was $97,823 and $67,533 for the three months ended March 31, 2014 and 2013, respectively. A summary of future minimum lease payments as of March 31, 2014 is presented below.

Minimum
Lease
Payments
12 months ending March 31,
2015	$81,155
2016	54,107
2017	54,107
2018	54,107
Thereafter	2,297,266
$2,540,742

20.	Segment Reporting

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

ANNEC GREEN REFRACTORIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

All revenues are related to end customers in China.

Information on reportable segments for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31
	2014	2013
	(Unaudited)	(Unaudited)

Revenues:
Zhengzhou Annec	$5,622,958	$3,619,415
Beijing Annec	-	-
Total	5,622,958	3,619,415

Cost of revenues:
Zhengzhou Annec	2,858,269	2,294,112
Beijing Annec	-	-
Total	2,858,269	2,294,112

Operating expenses:
Zhengzhou Annec	15,951,187	2,560,633
Beijing Annec	8,653,357	114,970
Total	24,604,544	2,675,603

(Loss) income from operations	$(21,839,855)	$(1,350,300)

	Three Months Ended March 31
	2014	2013
	(Unaudited)	(Unaudited)
Depreciation expense
Zhengzhou Annec	$390,515	$404,819
Beijing Annec	46,472	48,122

Total	$436,987	$452,941

ANNEC GREEN REFRACTORIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	March 31,	December 31,
	2014	2013
	(Unaudited)

Plant and equipment, net:
Zhengzhou Annec	$12,178,275	$13,226,950
Beijing Annec	3,312,651	3,385,668

Total	$15,490,926	$16,612,618

	Three Months Ended March 31,	December 31,
	2014	2013
	(Unaudited)

Provision for bad debts:
Zhengzhou Annec	$2,736,762	$1,760,760
Beijing Annec	7,637,102	314,159

Total	$10,364,004	$2,074,919

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

Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” located within our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on June 13, 2014 for further discussion of our “Critical Accounting Policies.”

Results of Operations

For the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31
	2014	2013
Revenues	$5,6,22,958	$3,619,415
Cost of revenues	2,858,269	2,294,112
Gross profit	2,764,689	1,325,303
Operating expenses
Sales and marketing	1,412,388	1,103,256
General and administrative	23,192,156	1,572,347
Total operating expenses	24,604,544	2,675,603
Loss from operations	(21,839,855)	(1,350,300)
Other expense	(925,662)	(804,918)
Loss before provision for income taxes	(22,765,517)	(2,155,218)
Provision for income taxes	23,354	6,418
Net loss	$(22,788,871)	$(2,161,636)

Revenues

We operate in two reportable segments, Zhengzhou Annec and Beijing Annec: (1) Zhengzhou Annec segment manufactures and sells a variety of refractory bricks and kits of pre-assembled hot-air ovens, and provides EPC services for blast furnace and hot blast stove; and (2) Beijing Annec segment designs and builds blast furnaces and hot-air stoves on a contract basis and uses subcontractors throughout the construction process. In addition, Beijing Annec also sells a variety of machines and equipment which are required as part of the entire blast furnace and hot-air stove package. Beijing Annec purchases these machines and equipment from outside vendors and generally sell them at cost plus a small mark-up.

Segments	Three Months Ended March 31, 2014	% of Revenue	Three Months Ended March 31, 2013	% of Revenue
Zhengzhou Annec	$5,622,958	100%	$3,619,415	100%
Beijing Annec	-	-	-	-
Total	$5,622,958	100%	$3,619,415	100%

Revenues for the three months ended March 31, 2014 were $5,622,958 compared to $ 3,619,415 for the three months ended March 31, 2013. Revenues for the three months ended March 31, 2013 increased by $2,003,543 or 55%, primarily as a result of an increase in sales of new orders for Zhengzhou Annec. Beijing Annec did not generate any revenue for the three months ended March 31, 2014 and 2013 as there was no order for its technology services or product from iron and steel manufacturers. The Company decided to develop new product and markets to improve results of operation, such as tracking and developing markets of functional materials and environment-friendly products, development of the international market. In addition, the Company also intends to maintain contact with current customers, and improve quantity of shipment according to the customer’s payment ability. The following table shows product sales of Zhengzhou Annec from existing and new customers during the three months ended March 31, 2014, and 2013:

Type of Customers’ Sales	Amount 2014	Amount 2013

Existing customers	$4,428,017	$2,270,609
New customers	1,194,941	1,348,806
Total	$5,622,958	$3,619,415

Cost of Revenue

Cost of revenue was $2,858,269 and $2,294,112 for the three months ended March 31, 2014 and 2013, respectively. Cost of revenue for the three months ended March 31, 2014 increased by $564,157, or 25%. Stated as a percentage of revenues, the cost of revenue for the three months ended March 31, 2014 was 51% and for the corresponding period of 2013 was 63%.  The increase in cost of revenue of Zhengzhou Annec was primarily attributable to the change of the structure of the product.

Operating Expenses

General and Administrative. General and administrative (“G&A”) expenses include payroll and related employee benefits, and other headcount-related costs associated with facilities, and other administrative expenses. G&A expenses were $23,192,156 and $1,572,347 for the three months ended March 31, 2014 and 2013, respectively. The increase of $21,619,809, or 1375%, was mainly due to the increase of provision for bad debts. Our provision for bad debts for the three months ended March 31, 2014 was significantly higher than what we generally recognize due to the Company’s assessment of the generally weak economic and market environment for steel manufacturers and the resulting impacts on our collection risk.

Sales and Marketing Expenses. Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and travel, advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses were $1,412,388 and $1,103,256 for the three months ended March 31, 2014 and 2013, respectively. The reduce of $309,132, or 28%, in sales and marketing expense was due to decrease in revenues and variable cost like commission, shipping expense, packaging expense and traveling expense.

Other Expense, net. The total other expense was $925,662 and $804,918 for the three months ended March 31, 2014 and 2013, respectively. The increase of $120744 or 15%, in total other expense was primarily due to increase in bank loan interest.

Items	2014	2013	Change
Other income (expense)
Interest income	$119,168	$129,418	8%
Interest expense	(1,124,777)	(1,005,185)	12%
Other income, net	79,947	70,849	13%
Total Other Expense	$(925,662)	$(804,918)	15%

Liquidity and Capital Resources

As of March 31, 2014, we had cash and restricted cash of $5,255,619 and total current assets of $60,729,373. As of December 31, 2013, we had cash and restricted cash of $6,656,752 and total current assets of $92,556,114. Restricted cash is used to secure bank notes payable and short-term loans.

As of March 31, 2014, we had accounts receivable of $22,647,607 representing 37% of our total current assets compared to accounts receivable of $36,432,332, representing 39% of our total current assets as of December 31, 2013. Accounts receivable had decreased by $13,784,725 or 38% because of faster collection of accounts receivable.

Our total current liabilities as of March 31, 2014 were $65,498,223 compared to $75,278,701 as of December 31, 2013. The decrease of $9,780,478 or 13% was a result of payment of bank note borrowings.

We generally require 30% of contract price as advanced payment after we sign contract which is used to buy materials and for production. 30% of contract price will be collected when we finish production and inspected by customer. These two 30% pieces of the contract price are the main components of our advances from customer. 30% of contract price will be received after the refractory installation is finished and tested by client. The final installment of 10% is due one or two years after the stove is used to allow for quality guarantee. The last 30% and 10% are the main components of our accounts receivable. As our business is contract-based sales, differentiations exist between contracts signed by different customer.

As of March 31, 2014, we had working capital of ($4,768,850) compared to $17,277,413 as of December 31, 2013. As discussed further below, we do not believe that our current cash resources are sufficient to meet the Company’s anticipated needs during the next twelve months, and that additional financing is required to support current operations. We need improve our cash support, we must obtain additional short-term and long term-loans from bank and/or- raise additional capital by the sale of our securities in order to implement our strategic growth plans which include increasing our product line, promoting our design and engineering services, improving our products, and the potential acquisitions of mines and other refractory companies.

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

Below is a summary of our cash flow:

Net Cash used in Operating Activities.

For the three months ended March 31, 2014, net cash used in operating activities was $1,554,737 compared to $2,247,246 for the three months ended March 31, 2013. The decrease in net cash used in operating activities for the three months ended March 31, 2014 was primarily due to changes in net income, restricted cash, bank notes receivable, prepaid expenses and deposits, accounts receivable, retentions receivable and long-term retentions receivable, other receivables, inventories, bank notes payable, accounts payable and accrued expenses, and other payables as set forth below:

Items	2014 ($)	2013 ($)	Change ($)	Percentage
Net Loss	(22,788,871)	(2,161,636)	(20,627,235)	954%
Restricted cash	1,788,463	(426,973)	2,215,436	(519)%
Bank notes receivable	(1,367,375)	998,276	(2,365,651)	(237)%
Accounts receivable, retentions receivable, and long term retentions receivable	6,372,217	9,665,625	(3,293,408)	(34)%
Prepaid expenses and deposits	1,725,538	2,174,744	(449,206)	(21)%
Other receivables	5,094,124	(1,056,707)	6,150,831	(582)%
Inventories	(512,219)	(5,192,155)	4,679,936	(90)%
Bank notes payable	(1,635,163)	238,971	(1,874,134)	(784)%
Accounts payable and accrued expenses	(2,208,424)	(5,973,479)	3,765,055	(63)%
Other payables	(10,071,549)	(237,923)	(9,833,626)	4133%

Net Cash Used in Investing Activities.

For the three months ended March 31, 2014, net cash used in investing activities was $1,185,941 compared to $293,773 for the three months ended March 31, 2013. The increase of net cash used in investment activities for the three months ended March 31, 2014 was primarily due to the purchase of plant, equipment and land use right.

Items	2014 ($)	2013 ($)	Change ($)	Percentage
Purchase of plant and equipment	(628,508)	(539,320)	(89,188)	17%
Purchase of land use rights	(809,103)	(89,809)	(719,294)	801%

Net Cash Provided by Financing Activities.

For the three months ended March 31, 2014, net cash provided by financing activities was $2,927,777, compared to $2,456,126 in net cash provided by financing activities for the three months ended March 31, 2013. The increase of the net cash provided by financing activities was primarily due to proceeds from loans to related parties, employees and other individuals.

Type of Proceeds	2014 ($)	2013 ($)	Increase/ (Decrease) ($)	Percentage
Proceeds from loans to related parties, employees and other individuals	3,273,029	-	3,273,029	100%

Loan Facilities

In China, banks usually do not provide long term loans to businesses. Most loans are short term loans (12 months or less). All of our loans but one with Chinese banks is within twelve months. As such, each year we repay our loans and/or apply for new loans with our banks or with other banks for working capital needs. At March 31, 2014, we borrowed $25,115,630 from various short-term bank loans for the working capital needs. All of our bank borrowings are secured by our land and buildings and/or guaranteed by third parties. As of March 31, 2014, the Company and its subsidiaries have the following short-term loan facilities with the following terms:

In February 2013, the Company borrowed $4,868,628 (RMB30 million) from the Bank of Zhengzhou. Similar to other short-term bank loans of the Company, this loan was guaranteed by an unrelated third party (this loan amount is included in the loans guaranteed by third parties in Note 19). As a condition to grant the aforementioned loan to the Company, the Bank of Zhengzhou requested that the chairman of the Company also borrow funds from the bank in a separate transaction and that such borrowings shall be collateralized by a cash security deposit to be held in the Bank of Zhengzhou. In order to provide the cash security deposit required by the chairman’s loan from the Bank of Zhengzhou, the Company loaned an employee $4,868,628 (RMB 30 million) and the employee established the cash security deposit with the Bank of Zhengzhou, with an interest rate at 3.3% for one year. This receivable is classified as a component of “Other Receivables – individuals and employees”. The Company’s chairman borrowed $4,576,510 (RMB 28.2 million) from the Bank of Zhengzhou under a one year loan agreement with interest at 5.4% and then loaned this amount to the Company. This loan from the chairman of the Company is included in “Other payables” on the balance sheet. The Company, the chairman and the employee have agreed that: (1) the Company has the rights to the cash security deposit made by the employee and any interest earned on such deposit (upon the Company receiving the security deposit from the Bank of Zhengzhou, all obligations of the employee to the Company shall be discharged), and (2) the Company is obligated to repay the $4,576,510 (RMB 28.2 million) loan and interest expense on behalf of the chairman to the Bank of Zhengzhou. Upon repayment of the chairman’s loan to the Bank of Zhengzhou, all of the Company’s obligations to the chairman shall be discharged. In March of 2014, the cash security deposit matured and the Bank of Zhengzhou repaid the deposit back to the employee who, per the prior arrangement, assigned the proceeds to the Company. Using the proceeds, the Company repaid the loan from chairman which the chairman in turn repaid his loan from the Bank of Zhengzhou to conclude this transaction. The Company received all interests related to this series of transactions.

In February 2014, the Company borrowed $4,873,928 (RMB30 million) from the Bank of Zhengzhou. Similar to other short-term bank loans of the Company, this loan will be guaranteed by an unrelated third party.

Lender	Secured	Duration	Outstanding as of March 31, 2014	Interest rates
Agricultural credit union	By third parties	1 year	$1,622,876	9.720%
Agricultural credit union	Machinery and equipment	1 year	1,460,588	12.312%
Shanghai Pudong Development Bank	Office building and land use rights	1 year	3,245,752	6.600%
Shanghai Pudong Development Bank	By third parties and Fuchao Li	1 year	1,622,876	6.600%
Shanghai Pudong Development Bank	Office building	1 year	318,085	7.152%
China Citic Bank	By third parties, Beijing Annec and Alex Industrial	1 year	1,622,876	6.941%
China Citic Bank	By Third parties, Beijing Annec and Alex Industrial	1 year	811,438	7.216%
China Guangfa Bank	By third parties	1 year	1,622,876	7.200%
China Merchants Bank	By third parties	1 year	1,622,876	7.200%
LuoYang Bank	By deposit	1 year	3,245,752	6.000%
LuoYang Bank	By third parties	1 year	3,051,007	7.200%
Bank of Zhengzhou	By third parties	1 year	4,868,628	7.200%
	Total		$25,115,630

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

In China, because the bank lending system is still relatively new, it is common practice for companies to enter into cross-guarantee arrangements in order to secure lines of credit with banks. During three months ended March 31,2014 and the year ended December 31, 2013, the Company had agreements with third-party entities in which the Company has guaranteed certain debt of these entities, and these entities have guaranteed certain debt of the Company. As of March 31, 2014 and December 31, 2013, the Company was a debt guarantor to three third-party entities. The maximum guaranteed amount is approximately $25,751,181 as of March 31, 2014. The total guaranteed outstanding borrowings by these parties are approximately $23,369,415 as of March 31, 2014. All of the guarantee agreements are for debt with maturities of one year or less, and mature through March 31, 2014.

These same parties disclosed above also act as debt guarantors on certain of the Company’s debt with a maximum guaranteed amount of approximately $26,452,880 as of March 31, 2014. The Company’s loans guaranteed by these parties are approximately $17,040,199 as of March 31, 2014. The Company has not historically incurred any losses due to such debt guarantees, and the Company has determined that the fair value of the guarantees is not material.

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

Based on the management's assessment and review of our financial statements and results for the three months ended March 31, 2014, we have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and regulations.

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

ANNEC GREEN REFRACTORIES CORPORATION

Dated: November 14, 2014	/s/ LI Jiantao
By: LI Jiantao
Its: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

