Form 10-Q
period 2014-06-30
Annec Green Refractories Corp
filed 2014-11-14
CIK 1501162

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

ANNEC GREEN REFRACTORIES CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ANNEC GREEN REFRACTORIES CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets

Current assets:
Cash	$311,182	$164,484
Restricted cash	3,855,763	6,492,268
Bank notes receivable	1,243,334	193,558
Accounts receivable, net	18,446,541	36,432,332
Retentions receivable, net	5,624,322	9,923,726
Advances to suppliers	2,997,584	4,937,492
Other receivables	5,989,070	7,525,986
Related party Receivables	631,522	312,042
Inventories, net	20,194,837	26,444,864
Other current assets	131,858	129,362
Total current assets	59,426,013	92,556,114

Long-term retentions receivable, net	2,941,319	4,203,396
Deposits for capital expenditure	891,136	24,930
Plant and equipment, net	15,445,620	16,612,618
Land use rights, net	3,032,051	2,294,989
Other	-	8,256
Total assets	$81,736,139	$115,700,303

Liabilities and Stockholders' Equity

Current liabilities:
Short-term loans	$23,518,326	$25,327,311
Bank notes payable	-	2,454,831
Accounts payable and accrued expenses	17,405,267	19,528,729
Advances from customers	11,202,713	11,196,409
Salaries payable	734,994	799,555
Taxes payable	3,312,069	3,032,010
Related party payables	3,257,259	4,861,981
Other payables	7,126,805	8,077,875
Total current liabilities	66,557,433	75,278,701

Deferred income	2,485,578	2,623,619
Long-term payables	706,167	657,368
Long-term loans	159,215	320,765
Total liabilities	69,908,393	78,880,453

Commitments and Contingencies

Stockholders' equity:
Series A preferred stock, $0.0001 par value; 20,000,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 19,995,701 shares issued and outstanding	2,000	2,000
Additional paid-in capital	2,661,026	2,661,026
Statutory reserve	1,385,966	1,385,966
Retained earnings	4,726,822	29,513,353
Accumulated other comprehensive income	3,051,932	3,257,505
Total stockholders' equity	11,827,746	36,819,850
Total liabilities and stockholders' equity	$81,736,139	$115,700,303

The accompanying notes are an integral part of these consolidated financial statements.

ANNEC GREEN REFRACTORIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$7,000,772	$17,061,559	$12,623,730	$20,680,974
Cost of revenues	5,196,473	10,606,480	8,054,742	12,900,591
Gross profit	1,804,299	6,455,079	4,568,988	7,780,383

Operating expenses:
Sales and marketing	1,517,093	2,151,424	2,929,480	3,254,680
General and administrative	2,244,421	1,086,016	25,436,577	2,658,364
Total operating expenses	3,761,514	3,237,440	28,366,057	5,913,044

Income (loss) from operations	(1,957,215)	3,217,639	(23,797,069)	1,867,339

Other income (expense):
Interest income	1,067,573	176,304	1,186,742	305,722
Interest expense	(904,173)	(1,176,211)	(2,028,950)	(2,181,397)
Non-operating income	260,549	-	348,208	-
Non-operating expenditure	(192,507)	-	(227,235)	-
Other income, net	26,803	33,369	53,817	104,217
Total other income (expense)	258,245	(966,538)	(667,418)	(1,771,458)

Income (loss) before provision for income taxes	(1,698,970)	2,251,101	(24,464,487)	95,881

Provision for income taxes	298,690	92,150	322,045	98,568
Net income (loss)	(1,997,660)	2,158,951	(24,786,532)	(2,687)

Other comprehensive income (loss):
Foreign currency translation adjustment	67,427	622,819	(69,073)	852,799
Comprehensive income (loss)	(1,930,233)	2,781,770	(24,855,605)	$850,112

Net income (loss) per share-basic and dilutive	$(0.10)	$0.11	$(1.24)	$-

Shares used in computing net loss per share-basic and dilutive	19,995,701	19,995,701	19,995,701	19,995,701

The accompanying notes are an integral part of these consolidated financial statements.

ANNEC GREEN REFRACTORIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(24,786,532)	$(2,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash interest expense, discount on bank notes receivable	290,282	361,923
Depreciation and amortization	859,077	915,977
Provision (recovery) for bad debts	15,278,052	(70,871)
Gain (loss) on sale of plant and equipment	(62,567)	41,557
Provision for obsolete inventory	7,124,313	-
Change in assets and liabilities:
Restricted cash	2,595,789	(184,056)
Bank notes receivable	(1,344,121)	268,286
Accounts receivable, retentions receivable and long-term retentions receivable	7,959,746	8,291,111
Prepaid expenses and deposits	1,908,778	423,173
Other receivables	1,811,629	(1,208,739)
Inventories	(1,051,470)	(5,484,326)
Bank notes payable	(2,443,116)	-
Non-current assets within one year	(3,446)	-
Other current liabilities	(114,519)	-
Long-term payables	(159,617)	-
Accounts payable and accrued expenses	(1,679,397)	475,752
Advances from customers	88,018	(5,835,626)
Salaries payable	(58,890)	416,384
Taxes payable	302,890	(1,704,309)
Deferred income	(119,245)	(60,773)
Other payables	(7,183,115)	60,562
Deferred expenses	8,217	-
Net cash used in operating activities	(779,244)	(3,296,662)

Cash flows from investing activities:
Deposits for capital expenditure	-	(36,650)
Purchase of plant and equipment	(2,798,742)	(230,410)
Proceeds received from withdrawal of long-term investment	-	159,314
Purchase of land use rights	(784,659)	(89,809)
Proceeds from sale of plant and equipment	2,581,607	24
Net cash used in investing activities	(1,001,794)	(197,531)

Cash flows from financing activities:
Payment of other receivables	-	(4,779,429)
Proceeds from other payables	-	4,492,664
Proceeds from loans to related parties, employees, and other Individuals	4,715,289	10,429,225
Payment of loans to related parties, employees, and other individuals	(648,312)	(9,841,457)
Proceeds from short-term borrowings	9,772,465	13,114,778
Payment of short-term borrowings	(11,401,209)	(8,335,349)
Proceeds from long-term borrowings	53,719	-
Payment of long-term borrowings	-	(157,064)
Net cash provided by financing activities	2,491,952	4,923,368

Net increase in cash	710,914	1,429,175

Effect of exchange rate changes	(564,216)	(82,658)

Cash at beginning of period	164,484	380,579

Cash at end of period	$311,182	$1,727,096

Noncash financing and investing activities:
Reduction of accounts payable through disposal of plant and equipment	$248,467	$184,983
Reduction of accounts receivable through addition of plant and equipment	$-	$135,417

Supplemental disclosure of cash flow information:
Interest paid	$1,714,745	$1,011,897
Income taxes paid	$373,298	$344,414

The accompanying notes are an integral part of these consolidated financial statements.

ANNEC GREEN REFRACTORIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.    Organization and description of business

Annec Green Refractory Corporation (“Annec”) was incorporated in the State of Delaware on April 29, 2010. Annec through its 100% owned subsidiaries and its variable interest entity (“VIE”) (collectively, and together with Annec hereinafter defined, the “Company”), is engaged in the designs, develops, produces, and markets refractory products. In addition, through the VIE, the Company provides integrated stove design, turnkey contracting, refractory production and sales.

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

2.    Basis of Presentation and Description of the Company

The accompanying consolidated financial statements of Annec Green Refractories Corporation (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In management’s opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included.

The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results for the year ending December 31, 2014 or any interim period. The accompanying consolidated financial statements include all wholly-owned subsidiaries and all subsidiaries over which the Company exercises the power and control to direct activities significantly impacting financial performance. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the current period presentation.

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

ANNEC GREEN REFRACTORIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Concentration of Credit and Other Risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, restricted cash, bank notes receivable, accounts receivable and other receivables. The Company holds all its bank deposits with banks in China. In China, there is no equivalent federal deposit insurance as in the United States; as such, these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through June 30, 2014. In an effort to mitigate any potential risk, the Company periodically evaluates the credit quality of the financial institutions which hold the bank deposits and the Company holds its cash in multiple banks supported by the local and Central Government of the PRC.

The Company does not require collateral or other security to support the trade receivables. The Company is exposed to credit risk in the event of nonpayment by customers to the extent of amounts recorded on the balance sheet. One customer accounted for 28% and 23% of the trade receivable balance as of June 30, 2014 and December 31, 2013, respectively. Another customer accounted for 16% and 13% of the trade receivables balance as of June 30, 2014 and December 31, 2013, respectively.

Two customers individually accounted for 44% and 28% of the total revenue in three months ended June 30, 2014 and two customers individually accounted for 25% and 16% of the total revenue in three months ended June 30, 2013, respectively. Two customers individually accounted for 33% and 25% of our revenue in the six months ended June 30, 2014. Two customers individually accounted for 19% and 12% of our revenue in the six months ended June 30, 2013.

ANNEC GREEN REFRACTORIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environment in the PRC. The Chinese Government controls its foreign currency reserves through restrictions on imports and conversion of Renminbi (“RMB”) into foreign currency. In July 2005, the Chinese Government adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate.” During January 2008 to March 2014, the exchange rate between RMB and US Dollars (“USD” or “$”) has fluctuated from $1.00 to RMB7.3141 and $1.00 to RMB6.1552, respectively. There can be no assurance that the exchange rate will remain stable. The Renminbi could appreciate or depreciate against the US Dollar. The Company’s financial condition and results of operations may also be affected by changes in the value of certain currencies other than the Renminbi in which its earnings and obligations are denominated.

Going Concern

The Company had accumulated deficit of $4.73 million as of June 30, 2014 and incurred net loss of $24.80 million and $2,687 for the six months ended June 30, 2014 and 2013. In addition, the Company had negative working capital of $7,131,420 as of June 30, 2014. These conditions raise a substantial doubt as to whether the Company may continue as a going concern. The Company is seeking to obtain additional financing from local banks in the PRC,  however there is no guarantee the Company will be able to obtain the additional required funds on a timely basis or that funds will be available on terms acceptable to the Company. The Company will also seek to improve its cash flows from operations by implementing cost control measures and reducing inventory purchases.

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

ANNEC GREEN REFRACTORIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign Currency Translation

The accompanying financial statements are presented in USD The functional currency of our Company is the RMB, the official currency of the PRC. Capital accounts of the financial statements are translated into United States Dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rates for the three and six months ended June 30, 2014 and 2013. Items in the Company’s consolidated statement of cash flows are translated using a weighted average exchange rate, which approximates the exchange rate in effect at the time of the cash flows. For all periods reported, there were no transactions outside the PRC; thus, all of our transactions are in RMB, our functional currency. Currency translation adjustments from translation to US Dollars for financial reporting purposes are recorded in other comprehensive income (loss) as a component of equity.

A summary of the conversion rates for the periods presented is as follows:

	Six Months Ended
	June 30,		December 31,
	2014	2013	2013

Period end RMB: USD exchange rate	6.1552	6.1732	6.1104
Average RMB: USD exchange rate	6.1397	6.2025	6.1905

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

ANNEC GREEN REFRACTORIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Shipping and Handling Costs

Shipping and handling costs billed to customers are recorded net of the amount collected. Shipping and handling expense included in selling expenses amounted to $841,974 and $816,312 for the three months ended June 30, 2014 and 2013, respectively, and $993,106 and $1,031,922 for the six months ended June 30, 2014 and 2013, respectively.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. Some of the accounting standards issued are effective after the end of the Company’s previous fiscal years, and therefore may be applicable to the Company. Management has not identified any standards that it believes will have a significant impact on the Company’s consolidated financial statements.

4. Accounts Receivable, net

The components of the Company’s net accounts receivable are as follows:

	June 30	December 31
	2014	2013
	(Unaudited)

Accounts receivable	$28,848,019	$38,507,251
Provision for bad debt	(10,401,478)	(2,074,919)
Accounts receivable, net	$18,446,541	$36,432,332

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

ANNEC GREEN REFRACTORIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table shows the components of retentions receivable from long-term contracts as of June 30, 2014 and December 31, 2013:

	June 30, 2014 (Unaudited)		December 31, 2013
	Current	Long-term	Current	Long-term
Chinese government or province owned customers:
Amounts billed and due	$1,163,754	172,180	$1,025,085	$1,868,211
Amounts billed and not due	1,751,190	1,289,216	3,197,211	734,021
	2,914,944	1,461,396	4,222,296	2,602,232
Commercial customers:
Amount billed and due	1,576,291	951,706	1,446,511	1,235,410
Amount billed and not due	1,133,087	528,217	4,254,919	365,754
	2,709,378	1,479,923	5,701,430	1,601,164
Total	$5,624,322	2,941,319	$9,923,726	$4,203,396

6.    Advances to suppliers

The components of the Company’s advances to suppliers are as follows:

	June 30,	December 31,
	2014	2013
	(Unaudited)

KuanCheng Ruifeng Construction Engineering Group Co., LTD	$-	$423,868
Oriental Luyuan Energy Conservation and Environmental Protection Engineering Co., LTD	651,498	654,622
TangshanRich District XinYi Steel Structure Building Engineering Co., LTD	881,258	1,571,092
XiaoYi Oriental Mineral Co., LTD	607,858	-
Other Small Suppliers	856,970	2,287,910
Total	$2,997,584	$4,937,492

ANNEC GREEN REFRACTORIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.    Other Receivables

The components of the Company’s other receivables are as follows:

	June 30, 2014	December 31, 2013
	(Unaudited)

Other receivables–individuals and employees	$1,852,483	$878,379
Other receivables–companies	437,422	893,548
Security deposits	3,699,165	5,754,059
Total other receivables	$5,989,070	$7,525,986

The security deposits relate to a loan made to an employee in connection with the Company’s loan from the Bank of Zhengzhou. See Note 17.

8.    Inventories, net

The components of the Company’s inventories are as follows:

	June 30,	December 31,
	2014	2013
	(Unaudited)

Raw materials	$2,812,114	$3,373,620
Work in process	1,484,626	2,551,042
Finished goods	21,659,147	22,372,610
Inventories impairment	(5,761,050)	(1,852,408)
Total inventories, net	$20,194,837	$26,444,864

ANNEC GREEN REFRACTORIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. Plant and Equipment, net

The components of the Company’s plant and equipment are as follows:

	June 30,	December 31,
	2014	2013
	(Unaudited)

Plants and buildings	$14,737,071	$16,100,888
Machinery and equipment	5,402,040	5,250,258
Vehicles	2,130,371	2,352,731
Others	505,336	510,031
	22,774,818	24,213,908
Less accumulated depreciation	(7,329,198)	(7,601,290)
Total plant and equipment, net	15,445,620	$16,612,618

Depreciation was $407,652 and $439,453 for the three months ended June 30, 2014 and 2013, respectively, and was $830,087 and $892,393 for the six months ended June 30, 2014 and 2013, respectively. The Company recorded a gain (loss) on sale of property and equipment of ($35,213) and $82,445 for the three months ended June 30, 2014 and 2013, respectively. The Company recorded a gain (loss) on sale of property and equipment of ($62,567) and $41,557 for the six months ended June 30, 2014 and 2013, respectively.

10. Land Use Rights, net

The components of the Company’s land use rights are as follows:

	Estimated Remaining Life	June 30, 2014	December 31, 2013
		(Unaudited)

Land use rights	45.30 years	$3,313,423	$2,527,694
Less accumulated amortization		(281,372)	(232,705)
Total land use rights, net		$3,032,051	$2,294,989

Amortization was $14,438 and $11,862 for the three months ended June 30, 2014 and 2013, respectively, and $28,990 and $23,584 for the six months ended June 30, 2014 and 2013, respectively. The difference between the amortization expense and accumulated amortization is due to exchange rate fluctuations.

ANNEC GREEN REFRACTORIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Amortization of land use rights attributable to future periods is as follows:

12 months ending June 30,
2015	$66,933
2016	66,933
2017	66,933
2018	66,933
Thereafter	2,764,319
$3,032,051

ANNEC GREEN REFRACTORIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. Short-Term Loans

The components of the Company’s short-term loans are as follows:

Lender	Secured	Starting	Maturity/ Expiration Date	Interest Rates	Outstanding as of June 30, 2014 (Unaudited)	Outstanding as of December 31, 2013

Agricultural credit union	Third parties	2014.01.23	2015.01.18	12.31%	$1,624,643	$1,636,554
Agricultural credit union	Machinery and equipment	2013.08.30	2014.08.19	12.31%	1,462,178	1,472,899
Shanghai Pudong Development Bank	Office building and land use rights	2013.09.27	2014.09.26	6.00%	3,249,285	3,273,108
Shanghai Pudong Development Bank	Office building and land use rights	2013.10.31	2014.10.31	6.00%	1,624,643	1,636,554
China Citic Bank	Third parties	2013.06.26	2014.06.26	6.94%	-	1,636,554
China Citic Bank	Fuchao Li	2013.10.26	2014.10.23	7.50%	812,321	818,277
LuoYang Bank	Third parties	2014.04.16	2015.10.15	6.72%	3,249,285	3,273,108
LuoYang Bank	Deposit	2013.11.25	2014.11.25	6.00%	3,054,328	3,076,722
China Guangfa bank	Third parties	2013.09.30	2014.09.30	7.20%	1,624,643	1,636,554
China Merchants Bank	Third parties	2013.09.26	2014.09.26	7.20%	1,624,643	1,636,554
Zhengzhou Bank	Third parties	2014.02.08	2015.02.07	7.80%	4,873,927	4,909,662
Shanghai Pudong Development Bank	Office building	2010.12.13	2015.12.13	7.15%	318,430	320,765
					$23,518,326	$25,327,311

ANNEC GREEN REFRACTORIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	Bank Notes Payable

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

14.	Other payables

The components of other payables are as follows:

	June 30,	December 31,
	2014	2013
	(Unaudited)

Unpaid operating expenses	$1,387,220	$641,448
Hiring deposits and Unreimbursed expenses payable to employees	1,110,022	2,197,817
Loans payable to others	4,629,563	5,238,610
Total	$7,126,805	$8,077,875

The loans payable to others are interest free loans from non-executive employees. Such loans are payable on demand and are not collateralized.

15.	Deferred income

Deferred income refers to revenue or income not yet recognized. The components of the Company’s deferred income are as follows:

	June 30,	December 31,
	2014	2013
	(Unaudited)

Government incentive for land use rights	$1,529,720	$1,694,884
Government incentive for energy savings and emission reduction	792,582	870,974
Government allowance	163,276	57,761
Total	$2,485,578	$2,623,619

ANNEC GREEN REFRACTORIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16.	Long-Term Loans

The long-term loan due on December 13, 2015, bears interest at 7.15%, and is secured by one of the Company’s office buildings.

17.	Related Party Transactions

At June 30, 2014 and December 31, 2013, the Company had loans payable to the chairman (Fuchao Li), and a minority shareholder (Yin ling Fan) of the Company. The Company and these parties have not signed notes, there are no specific due dates, and no interest is paid on the loans. Money is transferred between these parties and the Company mainly for cash flow purposes. The amounts loaned and borrowed are short-term in nature and the balances at both year-ends are considered at the fair market value of the amounts owed. The following amounts were payable to the owners as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(Unaudited)

Jing Xu	$-	$7,444
Hongzhe Zhang	-	22,436
Fuchao Li	3,128,912	4,615,083
Yinling Fan	128,347	166,929
	$3,257,259	$4,811,892

In February 2014, the Company borrowed $4,873,928 (RMB30 million) from the Bank of Zhengzhou. Similar to other short-term bank loans of the Company, this loan was guaranteed by an unrelated third party (this loan amount is included in the loans guaranteed by third parties in Note 19). As a condition to grant the aforementioned loan to the Company, the Bank of Zhengzhou requested that the chairman of the Company also borrow funds from the bank in a separate transaction and that such borrowings shall be collateralized by a cash security deposit to be held in the Bank of Zhengzhou. In order to provide the cash security deposit required by the chairman’s loan from the Bank of Zhengzhou, the Company loaned an employee $3,249,285 (RMB 20 million) and the employee established the cash security deposit with the Bank of Zhengzhou, with an interest rate at 3.3% for one year. This receivable is classified as a component of “Other Receivables – individuals and employees”. The Company’s chairman borrowed $3,054,328 (RMB18.8 million) from the Bank of Zhengzhou under a one year loan agreement with interest at 6 % and then loaned this amount to the Company. This loan from the chairman of the Company is included in “Other payable” on the balance sheet. The Company, the chairman and the employee have agreed that: (1) the Company has the rights to the cash security deposit made by the employee and any interest earned on such deposit (upon the Company receiving the security deposit from the Bank of Zhengzhou, all obligations of the employee to the Company shall be discharged), and (2) the Company is obligated to repay the $3,054,328 (RMB 18.8 million) loan and interest expense on behalf of the chairman to the Bank of Zhengzhou. Upon repayment of the chairman’s loan to the Bank of Zhengzhou, all of the Company’s obligations to the chairman shall be discharged.

ANNEC GREEN REFRACTORIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

18.	Income Taxes

The Company is subject to applicable local tax statutes and is governed by the Income Tax Law of the PRC and local income tax laws (the “PRC Income Tax Law”).

Zhengzhou Annec qualified as a hi-tech corporation and was accorded certain tax incentives for said designation. Accordingly, Zhengzhou Annec was subject to tax at a statutory rate of 15% for the six months ended June 30, 2014 and for the year ended December 31, 2013. Zhengzhou Annec expects that after October 28, 2014 it will become subject to a rate of 25% unless Zhengzhou Annec applies for and receives a further tax holiday for the succeeding five years. The tax savings due to this tax holiday is approximately $0 and $0 for the six month ended June 30, 2014 and 2013, respectively. The high-tech enterprises certificate is valid until October 2014. Zhengzhou Annec has already applied for a new certificate which the revenue bureau has reviewed and approved. Once the current certificate expires, Zhengzhou Annec will receive the new certificate, and the statutory rate will be reduced to 15%.

Beijing Annec is subject to taxes at a statutory rate of 25%.

19.	Commitments and Contingencies

Third Party Guarantees

During six months ended June 30, 2014 and the year ended December 31, 2013, the Company had agreements with unrelated third-party entities in which the Company has guaranteed certain debt of these entities, and these entities have guaranteed certain debt of the Company. As of June 30, 2014 and December 31, 2013, the Company was a debt guarantor to three third-party entities. The maximum guaranteed amount is $26,806,603 as of June 30, 2014. The total guaranteed outstanding borrowings by these parties were $22,420,068 as of June 30, 2014. From September 12, 2014 to February 8, 2015, Zhengzhou Annec paid and will continue to pay the debt guaranteed by the third parties of $15,434,104. At the end of June, Annec has already pay for the debt on time, without due loans.

These same parties disclosed above also act as debt guarantors on certain of the Company’s debt with a maximum guaranteed amount of $21,607,746 as of June 30, 2014. The Company’s loans guaranteed by these parties are $15,434,104 as of June 30, 2014. The Company has not historically incurred any losses due to such debt guarantees, and the Company has determined that the fair value of the guarantees is not material.

ANNEC GREEN REFRACTORIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Leases

The Company has non-cancelable operating lease agreements principally for its office and factory facilities. These leases have terms expiring in April 2014 and April 2015, and are renewable subject to negotiation.

During 2010, the Company entered into operating lease agreements with several county governments of Xinmi City to lease three parcels of land where the Company’s factories are located. These lease terms are for fifty years through August 2059. The rent for the land is approximately $54,332 per year.

Total rent expense for the leases as mentioned above was $53,076 and $84,912 for the three months ended June 30, 2014 and 2013, and $151,006 and $168,817 for the six months ended June 30, 2014 and 2013, respectively. A summary of future minimum lease payments as of June 30, 2014 is presented below.

Minimum
Lease
Payments
12 months ending June 30,
2015	$67,698
2016	81,243
2017	54,166
2018	54,166
Thereafter	2,252,386
$2,509,659

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

ANNEC GREEN REFRACTORIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Information on reportable segments for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Zhengzhou Annec	$7,000,772	$17,061,559	$12,623,730	$20,680,974
Beijing Annec	-	-	-	-
Total	7,000,772	17,061,559	12,623,730	20,680,974
Cost of revenues:
Zhengzhou Annec	5,196,473	10,606,480	8,054,742	12,900,591
Beijing Annec	-	-	-	-
Total	5,196,473	10,606,480	8,054,742	12,900,591
Operating expenses:
Zhengzhou Annec	3,628,972	3,108,976	19,636,164	5,668,231
Beijing Annec	132,542	128,464	8,729,893	244,813
Total	3,761,514	3,237,440	28,366,057	5,913,044
Income (loss) from operations	$(1,957,215)	$3,217,639	$(23,797,069)	$1,867,339

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Depreciation expenses:
Zhengzhou Annec	$362,299	$388,628	$738,262	$793,446
Beijing Annec	45,353	50,825	91,825	98,947
Total	$407,652	$439,453	$830,087	$892,393

	June 30, 2014	December 31, 2013
	(Unaudited)
Plant and equipment, net:
Zhengzhou Annec	$12,174,962	$13,226,950
Beijing Annec	3,270,658	3,385,668
Total	$15,445,620	$16,612,618

	Six Months Ended June 30,	December 31,
	2014	2013
	(Unaudited)
Provision (Recovery) for bad debts:
Zhengzhou Annec	$7,613,336	$1,760,760
Beijing Annec	7,664,716	314,159
Total	$15,278,052	$2,074,919

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

Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” located within our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on June 13, 2014 for further discussion of our “Critical Accounting Policies.”

Results of Operations

For the Three Months Ended June 30, 2014 and 2013

	Three Months Ended June 30
	2014	2013
Revenues	$7,000,772	$17,061,559
Cost of revenues	5,196,473	10,606,480
Gross profit	1,804,299	6,455,079
Operating expenses
Sales and marketing	1,517,093	2,151,424
General and administrative	2,244,421	1,086,016
Total operating expenses	3,761,514	3,237,440
Income (loss) from operations	(1,957,215)	3,217,639
Other income（expense）	258,245	(966,538)
Income (loss) before provision for income taxes	(1,698,970)	2,251,101
Provision for income taxes	298,690	92,150
Net income (loss)	$(1,997,660)	$2,158,951

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

Segments	Three Months Ended June 30, 2014	% of Revenue	Three Months Ended June 30, 2013	% of Revenue
Zhengzhou Annec	$7,000,772	100%	$17,061,559	100%
Beijing Annec	-	-	-	-
Total	$7,000,772	100%	$17,061,559	100%

Revenues for the three months ended June 30, 2014 were $7,000,772 compared to $ 17,061,599 for the three months ended June 30, 2013. Revenues for the three months ended June 30, 2014 decreased by $10,060,827 or 59%, primarily as a result of an decrease in sales of new orders for Zhengzhou Annec. Beijing Annec did not generate any revenue for the three months ended June 30, 2014 and 2013 as there was no order for its technology services or product from iron and steel manufacturers.  Zhengzhou Annec experienced a decrease in orders because of the decline in the demand from the iron and steel industry in 2014. The Company decided to develop new product and markets to improve results of operation, such as tracking and developing markets of functional materials and environment-friendly products, development of the international market. In addition, the Company also intends to maintain contact with current customers, and improve quantity of shipment according to the customer’s payment ability. The following table shows product sales of Zhengzhou Annec from existing and new customers during the three months ended June 30, 2014, and 2013:

Type of Customers’ Sales	2014	2013

Existing customers	$4,180,141	4,876,628
New customers	2,820,631	12,184,931
Total	$7,000,772	$17,061,559

Cost of Revenue

Cost of revenue was $5,196,473and $10,606,480 for the three months ended June 30, 2014 and 2013, respectively. Cost of revenue for the three months ended June 30, 2014 decreased by $5,410,007, or 51%. Stated as a percentage of revenues, the cost of revenue for the three months ended June 30, 2014 was 74% and for the corresponding period of 2013 was 62%.  The increase in cost of revenue of Zhengzhou Annec was primarily attributable to the change of the structure of the product.

Operating Expenses

General and Administrative. General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with facilities, and other administrative expenses. General and administrative expenses were $2,244,421 and $1,086,016 for the three months ended June 30, 2014 and 2013, respectively. The increase of $1,158,405, or 107%, was mainly due to the increase of provision for bad debts. Our provision for bad debts for the three months ended June 30, 2014, was significantly higher than what we generally recognize due to the Company’s assessment of the generally weak economic and market environment for steel manufacturers and the resulting impacts on our collection risk.

Sales and Marketing Expenses. Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and travel, advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses were $1,517,093 and $2,151,424 for the three months ended June 30, 2014 and 2013, respectively. The reduce of $634,331, or 29%, in sales and marketing expense was due to decrease in revenues and variable cost like commission, shipping expense, packaging expense and traveling expense.

Other Income (Expense), net. The total other income (expense) was $258,244 and ($966,538) for the three months ended June 30, 2014 and 2013, respectively. The increase of other income $1,224,782 was primarily due to the increase of prepaid interest from the Company’s client.

Items	2014	2013	Change
Other income (expense)
Interest income	$1,067,573	$176,304	506%
Interest expense	(904,173)	(1,176,211)	23%
Other income	94,845	33,369	184%
Total Other Income（Expense）	$258,245	$(966,538)	127%

For the Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30
	2014	2013
Revenues	$12,623,730	$20,680,974
Cost of revenues	8,054,742	12,900,591
Gross profit	4,568,988	7,780,383
Operating expenses
Sales and marketing	2,929,480	3,254,680
General and administrative	25,436,577	2,658,364
Total operating expenses	28,366,057	5,913,044
Income (loss) from operations	(23,797,069)	1,867,339
Other expense, net	(667,418)	(1,771,458)
Income (loss) before provision for income taxes	(24,464,487)	95,881
Provision for income taxes	322,045	98,568
Net loss	$(24,786,532)	$(2,687)

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

Segments	Six Months Ended June 30, 2014	% of Revenue	Six Months Ended June 30, 2013	% of Revenue
Zhengzhou Annec	$12,623,730	100%	$20,680,974	100%
Beijing Annec	-	-	-	-
Total	$12,623,730	100%	$20,680,974	100%

Revenues for the six months ended June 30, 2014 were $12,623,730 compared to $ 20,680,974 for the six months ended June 30, 2013. Revenues for the six months ended June 30, 2014 decreased by $8,057,244 or 39%, primarily as a result of a decrease in sales of new orders for Zhengzhou Annec. Beijing Annec did not generate any revenue for the six months ended June 30, 2014 and 2013 as there was no order for its technology services or product from iron and steel manufacturers.  Zhengzhou Annec experienced a decrease in orders because of the decline in the demand from the iron and steel industry in 2014. The Company decided to develop new product and markets to improve results of operation, such as tracking and developing markets of functional materials and environment-friendly products, development of the international market. In addition, the Company also intends to maintain contact with current customers, and improve quantity of shipment according to the customer’s payment ability. The following table shows product sales of Zhengzhou Annec from existing and new customers during the six months ended June 30, 2014, and 2013:

Type of Customers’ Sales	2014	2013

Existing customers	$4,010,881	$6,225,434
New customers	8,612,849	14,455,540
Total	$12,623,730	$20,681,074

Cost of Revenue

Cost of revenue was $8,054,742 and $12,900,591 for the six months ended June 30, 2014 and 2013, respectively. Cost of revenue for the six months ended June 30, 2014 decreased by $4,845,849, or 38%. Stated as a percentage of revenues, the cost of revenue for the six months ended June 30, 2014 was 64% and for the corresponding period of 2013 was 62%.  The increase in cost of revenue of Zhengzhou Annec was primarily attributable to the change of the structure of the product.

Operating Expenses

General and Administrative. General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with facilities, and other administrative expenses. General and administrative expenses were $25,436,577 and $2,658,364 for the six months ended June 30, 2014 and 2013, respectively. The increase of $22,778,213, or 857%, was mainly due to the increase of provision for bad debts. Our provision for bad debts for the six months ended June 30, 2014, and particularly for the three months ended March 31, 2014, was significantly higher than what we generally recognize due to the Company’s assessment of the generally weak economic and market environment for steel manufacturers and the resulting impacts on our collection risk.

Sales and Marketing Expenses. Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and travel, advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses were $2,929,480 and $3,254,680 for the six months ended June 30, 2014 and 2013, respectively. The reduce of $325,200, or 10%, in sales and marketing expense was due to decrease in revenues and variable cost like commission, shipping expense, packaging expense and traveling expense.

Other Income (Expense), net. The total other income (expense) was ($667,418) and ($1,771,458) for the six months ended June 30, 2014 and 2013, respectively. The increase of other income $1,104,040 was primarily due to the increase of prepaid interest from the Company’s client.

Items	2014	2013	Change
Other income (expense)
Interest income	$1,186,742	$305,722	288%
Interest expense	(2,028,950)	(2,181,397)	7%
Other income	174,790	104,217	68%
Total Other Expense, net	$(667,418)	$(1,771,458)	63%

Liquidity and Capital Resources

As of June 30, 2014, we had cash and restricted cash of $4,166,945 and total current assets of $59,426,012. As of December 31, 2013, we had cash and restricted cash of $6,656,752 and total current assets of $92,556,114. Restricted cash is used to secure bank notes payable and short-term loans.

As of June 30, 2014, we had accounts receivable of $18,446,541 representing 31% of our total current assets compared to accounts receivable of $36,432,332, representing 39% of our total current assets as of December 31, 2013. Accounts receivable had decreased by $17,985,791 or 49% because of faster collection of accounts receivable and increase in bad debt reserves.

Our total current liabilities as of June 30, 2014 were $66,557,433 compared to $75,278,701 as of December 31, 2013. The decrease of $8,721,268 or 12% was a result of payment of bank notes borrowings.

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

As of June 30, 2014, we had working capital of ($7,131,421) compared to $17,277,412 as of December 31, 2013. As discussed further below, we do not believe that our current existing cash resources are sufficient to meet the Company’s anticipated needs during the next twelve months, and that additional financing is required to support current operations. We need improve our cash support, we must obtain additional short-term and long term loans from bank and/or- raise additional capital by the sale of our securities in order to implement our strategic growth plans which include increasing our product line, promoting our design and engineering services, improving our products, and the potential acquisitions of mines and other refractory companies.

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

Below is a summary of our cash flow:

Net Cash used in Operating Activities.

For the six months ended June 30, 2014, net cash used in operating activities was $779,244 compared to $3,296,662 for the six months ended June 30, 2013. The decrease in net cash used in operating activities for the six months ended June 30, 2014 was primarily due to changes in net income, restricted cash, bank notes receivable, prepaid expenses and deposits, account receivable, retentions receivable and long term retentions receivable, other receivable, inventories, bank notes payable, account payable and accrued expenses, and other payable as set forth below:

Items	2014 ($)	2013 ($)	Change ($)	Percentage
Net Loss	(24,786,532)	(2,687)	(24,783,845)	922361%
Restricted cash	2,595,789	(184,056)	2,864,075	1556%
Bank notes receivable	(1,344,121)	268,286	(1,075,835)	(401%)
Accounts receivable, retentions receivable, and long term retentions receivable	7,959,746	8,291,111	(331,365)	(4)%
Prepaid expenses and deposits	1,908,778	423,173	1,485,605	351%
Other receivables	1,811,629	(1,208,739)	3,020,368	250%
Inventories	(1,051,470)	(5,484,326)	4,432,856	81%
Bank notes payable	(2,443,116)	-	(2,443,116)	100%
Accounts payable and accrued expenses	(1,679,397)	475,752	(2,155,149)	(453%)
Other payables	(7,183,115)	60,562	(7,243,677)	(11961%)

Net Cash Used in Investing Activities.

For the six months ended June 30, 2014, net cash used in investing activities was $1,001,794, compared to $197,531, for the six months ended June 30, 2013. The increase of net cash used in investment activities for the six months ended June 30, 2014 was primarily due to the purchase of plant equipment and land use right.

Items	2014 ($)	2013 ($)	Change ($)	Percentage
Purchase of plant and equipment	(2,798,742)	(230,410)	3,029,153	1315%
Proceeds from sale of plants and equipment	2,581,807	24	2,581,583	-

Net Cash Provided by Financing Activities.

For the six months ended June 30, 2014, net cash provided by financing activities was $2,491,952 compared to $4,923,368 in net cash provided in financing activities for the six months ended June 30, 2013. The decrease of the net cash provided by financing activities was primarily due to proceeds from loans to related parties, employees and other individuals.

Type of Proceeds	2014 ($)	2013 ($)	Increase/ (Decrease) ($)	Percentage
Proceeds from loans to related parties, employees and other individuals	4,715,289	10,429,225	5,713,936	(55%)

Loan Facilities

In China, banks usually do not provide long term loans to businesses. Most loans are short term loans (12 months or less). All of our loans but one with Chinese banks is within twelve months. As such, each year we repay our loans and/or apply for new loans with our banks or with other banks for working capital needs. At June 30, 2014, we borrowed $23,518,326 from various short-term bank loans for the working capital needs. All of our bank borrowings are secured by our land and buildings and/or guaranteed by third parties. As of June 30, 2014, the Company and its subsidiaries have the following short-term loan facilities with the following terms:

In February 2013, the Company borrowed $4,868,628 (RMB30 million) from the Bank of Zhengzhou. Similar to other short-term bank loans of the Company, this loan was guaranteed by an unrelated third party (this loan amount was included in the loans guaranteed by third parties in Note 19). As a condition to grant the aforementioned loan to the Company, the Bank of Zhengzhou requested that the chairman of the Company also borrow funds from the bank in a separate transaction and that such borrowings shall be collateralized by a cash security deposit to be held in the Bank of Zhengzhou. In order to provide the cash security deposit required by the chairman’s loan from the Bank of Zhengzhou, the Company loaned an employee $4,868,628 (RMB 30 million) and the employee established the cash security deposit with the Bank of Zhengzhou, with an interest rate at 3.3% for one year. This receivable is classified as a component of “Other Receivables – individuals and employees”. The Company’s chairman borrowed $4,576,510 (RMB 28.2 million) from the Bank of Zhengzhou under a one year loan agreement with interest at 5.4% and then loaned this amount to the Company. This loan from the chairman of the Company is included in “Other payable” on the balance sheet. The Company, the chairman and the employee have agreed that: (1) the Company has the rights to the cash security deposit made by the employee and any interest earned on such deposit (upon the Company receiving the security deposit from the Bank of Zhengzhou, all obligations of the employee to the Company shall be discharged), and (2) the Company is obligated to repay the $4,576,510 (RMB 28.2 million) loan and interest expense on behalf of the chairman to the Bank of Zhengzhou. Upon repayment of the chairman’s loan to the Bank of Zhengzhou, all of the Company’s obligations to the chairman shall be discharged. In March of 2014, the cash security deposit matured and the Bank of Zhengzhou repaid the deposit back to the employee who, per the prior arrangement, assigned the proceeds to the Company. Using the proceeds, the Company repaid the loan from chairman which the chairman in turn repaid his loan from the Bank of Zhengzhou to conclude this transaction. The Company received all interests related to this series of transactions.

Lender	Secured	Duration	Outstanding as of June 30, 2014	Interest rates
Agricultural credit union	By third parties	1 year	$1,624,643	12.310%
Agricultural credit union	Machinery and equipment	1 year	1,462,178	12.310%
Shanghai Pudong Development Bank	Office building and land use rights	1 year	3,249,285	6.000%
Shanghai Pudong Development Bank	By third parties and Fuchao Li	1 year	1,624,643	6.000%
Shanghai Pudong Development Bank	Office building	1 year	318,430	7.152%
China Citic Bank	By Third parties, Beijing Annec and Alex Industrial	1 year	812,321	7.500%
China Guangfa Bank	By third parties	1 year	1,624,643	7.200%
China Merchants Bank	By third parties	1 year	1,624,643	7.200%
LuoYang Bank	By deposit	1 year	3,249,285	6.720%
LuoYang Bank	By third parties	1 year	3,054,328	6.000%
Bank of Zhengzhou	By third parties	1 year	4,873,927	7.800%
	Total		$23,518,326

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

In China, because the bank lending system is still relatively new, it is common practice for companies to enter into cross-guarantee arrangements in order to secure lines of credit with banks. During three months ended June 30,2014 and the year ended December 31, 2013, the Company had agreements with third-party entities in which the Company has guaranteed certain debt of these entities, and these entities have guaranteed certain debt of the Company. As of June 30, 2014 and December 31, 2013, the Company was a debt guarantor to three third-party entities. The maximum guaranteed amount is approximately $26,806,603 as of June 30, 2014. The total guaranteed outstanding borrowings by these parties are approximately $22,420,068 as of June 30, 2014. All of the guarantee agreements are for debt with maturities of one year or less, and mature through June 30, 2014.

These same parties disclosed above also act as debt guarantors on certain of the Company’s debt with a maximum guaranteed amount of approximately $21,607,746 as of June 30, 2014. The Company’s loans guaranteed by these parties are approximately $15,434,104 as of June 30, 2014. The Company has not historically incurred any losses due to such debt guarantees, and the Company has determined that the fair value of the guarantees is not material.

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

Based on the management’s assessment and review of our financial statements and results for the three and six months ended June 30, 2014. we have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and regulations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANNEC GREEN REFRACTORIES CORPORATION

Dated: November 14, 2014	By:	/s/ LI Jiantao
LI Jiantao
Its: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

